Form 10-K/A
period 2020-12-31
Breeze Holdings Acquisition Corp.
filed 2021-06-24
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

As of June 24, 2021, 14,625,000 shares of common stock, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

Breeze Holdings Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from June 11, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original 10-K”).

Background of Restatement

On June 10, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from June 11, 2020 (inception) to December 31, 2020 (the “Relevant Period”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Period.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering (the “IPO”) and (ii) the 5,425,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, net cash flows or cash.

The Company has not amended its previously filed Current Report on Form 8-K for the accounting of the warrants. The financial information that has been previously filed or otherwise reported on the balance sheet audit has been revised in this filing in Note 2.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, and 32.1.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Amendment on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

•	“common stock” is to our common stock;
•	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering;
•	“Initial Public Offering” refers to the Initial Public Offering closed on November 23, 2020 (the “Closing Date”)
•	“initial stockholders” are to our holders of our founder shares prior to our Initial Public Offering (or their permitted transferees);
•	“management” or our “management team” are to our officers and directors;
•	“private placement warrants” are to the warrants issued to our sponsor and I-Bankers Securities, Inc. in a private placement simultaneously with the closing of our Initial Public Offering;
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete any initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;

ii

•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Amendment. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Amendment, those results or developments may not be indicative of results or developments in subsequent periods.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the previous classification of our warrants as equity instead of liabilities. On June 10, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for our previously filed audited balance sheet related to our initial public offering dated November 25, 2020 and our audited financial statements for the year ended December 31, 2020.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks and uncertainties as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following this issuance of the SEC Statement, on April 12, 2021, management and the Audit Committee concluded that it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of November 25, 2020, which was related to our IPO, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying financial statements, at December 31, 2020, we had $693,818 in cash and working capital of $626,554 (excluding franchise tax payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

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

For the period from June 11, 2020 (inception) through December 31, 2020, we had net income of $4,415,775 which consisted of operating and formation costs of $344,223, expensed offering costs of $437,660, and a loss on sale of private placement warrants of $2,929,500, offset by interest income in our money market account of $178, change in fair value of warrant liabilities of $8,117,500, and an unrealized gain on marketable securities held in our trust account of $9,480.

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

For the period from June 11, 2020 (inception) through December 31, 2020, cash used in operating activities was $253,625, which was due to our net income of $4,415,775, changes in working capital of $90,420, and unrealized gains on marketable securities held in Trust Account of $9,480, offset in part by a change in fair value of warrant liabilities of $8,117,500, expensed offering costs added back to net income of $437,660, and a loss on the sale of private placement warrants of $2,929,500.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

The Company’s statement of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per common share, basic and diluted, for redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Amendment and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers identified a material weakness in internal control over financial reporting that resulted in reclassifying the warrants as derivative liabilities in its previously issued financial statements as described in the Explanatory Note to this Amendment. Solely as a result of this material weakness, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of and for the year ended December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

This Amendment on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On June 24, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or net cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC for the period from June 11, 2020 (inception) through December 31, 2020 totaled $78,045. The above amounts include interim procedures and audit fees.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	The following documents are filed as part of this Amendment:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 of the registrant’s Form S-1 (file no. 333-249677)

4.1	Warrant Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.2	Rights Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)

4.3	Description of Registrant’s Securities (filed as exhibit 4.3 to the Form 10-K filed March 31, 2021).

10.1	Letter Agreement, dated November 23, 2020, by and among the Company, Breeze Sponsor, LLC and each of the officers and directors of the Company. (1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.3	Registration Rights Agreement, dated November 23, 2020, by and among the Company and certain holders party thereto. (1)

10.4	Administrative Services Agreement, dated November 23, 2020, by and between the Company and Breeze Sponsor, LLC. (1)

10.9

Securities Escrow Agreement, by and among the Company, Breeze Sponsor, LLC and each of the officers and directors of the Company. (incorporated by reference to exhibit 10.9 of the registrant’s Form S-1 (file no. 333-249677).

14	Code of Ethics (incorporated by reference to exhibit 14 of the registrant’s Form S-1 (file no. 333-249677).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 27, 2020.
ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

June 24, 2021

BREEZE HOLDINGS ACQUISITION CORP.

/s/ J. Douglas Ramsey
Name: J. Douglas Ramsey
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Douglas Ramsey	Chairman, Chief Executive Officer and Chief	June 24, 2021
J. Douglas Ramsey	Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ Russell D. Griffin	President and Director	June 24, 2021
Russell D. Griffin

/s/ Daniel L. Hunt	Director	June 24, 2021
Daniel L. Hunt

/s/ Albert S. McLelland	Director	June 24, 2021
Albert S. McLelland

/s/ Bill Stark	Director	June 24, 2021
Bill Stark

/s/ Robert L. Thomas	Director	June 24, 2021
Robert L. Thomas

BREEZE HOLDINGS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Breeze Holdings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Breeze Holdings Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from June 11, 2020 (inception) through December 31, 2020, have been restated.

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

New York, NY

March 31, 2021, except for the effects of the restatement discussed in Note 2, and the subsequent event discussed in Note 12, as to which the date is June 24, 2021.

BREEZE HOLDINGS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$693,818
Prepaid expenses	136,949
Total Current Assets	830,767
Cash and marketable securities held in Trust Account	116,734,480
Prepaid expenses	23,292
Total Assets	$117,588,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$67,264
Franchise tax payable	23,156
Current maturities of long-term liabilities	136,949
Total Current Liabilities	227,369
Warrant Liabilities	17,487,000
Other long-term liabilities	23,292
Total Liabilities	17,737,661
Commitments
Common stock subject to possible redemption, 9,344,913 shares at redemption value	94,850,876
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,280,087 shares issued and outstanding (excluding 9,344,913 shares subject to possible redemption)	529
Additional paid-in capital	583,698
Retained earnings	4,415,775
Total Stockholders’ Equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,588,539

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Operating and formation costs	$344,223
Loss from operations	344,223
Other income (expense):
Interest income	178
Unrealized gain on marketable securities held in Trust Account	9,480
Loss on sale of private placement warrants	(2,929,500)
Expensed offering costs	(437,660)
Change in fair value of warrant liabilities	8,117,500
Total other income	4,759,998
Net income	$4,415,775
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,344,913
Basic and diluted net earnings per share, Redeemable Common Stock	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	5,280,087
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.70)

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance – June 11, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to the Sponsor (1)	2,875,000	288	24,712	—	25,000
Common stock issued to the Representative	250,000	25	(25)	—	—
Sale of 11,500,000 Units, net of underwriting discount, offering costs and initial classification of public warrants	11,500,000	1,150	95,408,953	—	95,410,103
Common stock subject to possible redemption	(9,344,913)	(934)	(94,849,942)	—	(94,850,876)
Net income	—	—	—	4,415,775	4,415,775
Balance – December 31, 2020	5,280,087	$529	$583,698	$4,415,775	$5,000,002

(1)

On June 11, 2020, the Company issued an aggregate of 100 shares of common stock to the Sponsor for an aggregate purchase price of $25,000. On July 15, 2020, the Company effected a stock split of 28,750-for-1 of its common stock resulting in an aggregate of 2,875,000 shares of common stock held by the Sponsor.

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net Income	$4,415,775
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs on issuance of warrants	437,660
Unrealized gain on marketable securities held in Trust Account	(9,480)
Change in fair value of warrant liabilities	(8,117,500)
Loss on sale of private placement warrants	2,929,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	67,264
Franchise tax payable	23,156
Net cash used in operating activities	(253,625)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)
Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders and representative	25,000
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Warrants	5,425,000
Proceeds from promissory note – related party	145,617
Repayment of promissory note – related party	(145,617)
Payment of offering costs	(477,557)
Net cash provided by financing activities	117,672,443
Net Change in Cash	693,818
Cash – Beginning of period, June 11, 2020 (inception)	—
Cash – End of period	$693,818
Supplemental disclosure of non-cash financing activities:
Initial classification of warrant liabilities	$25,604,500
Value of common stock subject to redemption	$94,850,876

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 25, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,425,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Breeze Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and I-Bankers Securities, Inc., generating gross proceeds of $5,425,000, which is described in Note 5.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased by it during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, regardless of whether they vote for or against a Business Combination.

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

Liquidity

As of December 31, 2020, the Company had $693,818 in cash held outside of the Trust Account and working capital of $626,554 (excluding franchise tax payable).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied from the net proceeds from the private placement held outside of the Trust Account.

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

Note 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 5,425,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity ("ASC 815"), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, net cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of November 25, 2020 (audited)
Warrant liabilities	$—	$25,604,500	$25,604,500
Total liabilities	—	25,604,500	25,604,500
Common stock subject to possible redemption	112,672,440	(25,604,500)	87,067,940
Common stock	352	253	605
Additional paid-in capital	4,999,651	3,366,907	8,366,558
Accumulated deficit	—	(3,367,160)	(3,367,160)
Balance Sheet as of December 31, 2020 (audited)
Warrant liabilities	$—	$17,487,000	$17,487,000
Total liabilities	250,661	17,487,000	17,737,661
Common stock subject to possible redemption	112,337,876	(17,487,000)	94,850,876
Common stock	356	173	529
Additional paid-in capital	5,334,211	(4,750,513)	583,698
Accumulated deficit	(334,565)	4,750,340	4,415,775
Statement of Operations for the period from June 11, 2020 (inception) to December 31, 2020 (audited)
Expensed offering costs	$—	$(437,660)	$(437,660)
Change in fair value of warrant liabilities	—	8,117,500	8,117,500
Loss on sale of private placement warrants	—	(2,929,500)	(2,929,500)
Other income	9,658	4,750,340	4,759,998
Net income	$(334,565)	$4,750,340	$4,415,775
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	11,067,771	(1,722,858)	9,344,913
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	3,557,229	1,722,858	5,280,087
Basic and diluted net income per share, Non-Redeemable Common Stock	$(0.09)	$(0.61)	$(0.70)
Statement of Cash Flows for the period from June 11, 2020 (inception) to December 31, 2020 (audited)
Cash flow from operating activities:
Net income	$(334,565)	$4,750,340	$4,415,775
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs on issuance of Public Warrants		437,660	437,660
Loss on sale of private placement warrants		2,929,500	2,929,500
Change in fair value of warrant liabilities	—	(8,117,500)	(8,117,500)
Supplemental disclosure of non-cash investing and financing activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	25,604,500	25,604,500
Value of common stock subject to redemption	112,337,876	(17,487,000)	94,850,876

Note 3 — Summary of Significant Accounting Policies

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

 Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $2,777,557 as a result of the Initial Public Offering (consisting of a $2,300,000 underwriting discount and $477,557 of other offering costs). The Company recorded $2,339,897 of offering costs as a reduction of equity in connection with the shares of common Stock included in the Units. The Company immediately expensed $437,660 of offering costs in connection with the Public Warrants and Private Placement that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 11).

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

The Company’s statement of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per common share, basic and diluted, for redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and representative shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from June 11, 2020 (Inception) through December 31, 2020
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Unrealized gain on investments held in Trust Account	$9,480
Franchise tax expense	(9,480)
Net earnings	$—
Denominator: Weighted average Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,344,913
Basic and diluted net earnings per share, Redeemable Common Stock	$0.00
Non-Redeemable Common Stock
Numerator: Net income minus net earnings
Net income	$4,415,775
Less: Change in fair value of warrant liabilities	(8,117,500)
Non-redeemable net loss	$(3,701,725)
Denominator: Weighted average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non- Redeemable Common Stock	5,280,087
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.70)

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

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 11 for additional information on assets and liabilities measured at fair value.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 units at a price of $10.00 per unit (the “Units”) on November 23, 2020. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one right to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (the “Warrants”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 12-month period allotted to complete the Business Combination (or up to 18 months if the Company extends the period of time), the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 11,500,000 public Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

Note 5 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,425,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,425,000. The fair value of the warrants exceeded the purchase price at the time of closing resulting in the Company recognizing $2,929,500 of loss on sale of Private Placement Warrants on the statement of operations.  Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, certain of the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 6 — Related Party

Transactions Founder Shares

On June 11, 2020, the Company issued an aggregate of 100 shares of common stock to the Sponsor for an aggregate purchase price of $25,000. Accordingly, as of June 30, 2020, the $25,000 payment due to the Company was recorded to the par value and additional paid-in-capital sections of the balance sheet. On July 15, 2020, the Company effected a stock split of 28,750-for-1 of its common stock resulting in an aggregate of 2,875,000 shares of common stock held by the initial stockholders so that the initial stockholders will own 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Units in the Initial Public Offering and excluding the representative). The Founder Shares are identical to the common stock included in the Units that were sold in the Initial Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Note 7 — Commitments

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

Note 8 — Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the Public Warrants. The Public Warrants are exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

We will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

We have agreed that as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our reasonable best efforts to file, and within 60 business days after the closing of our initial business combination, to have declared effective, a registration statement relating to the shares of common stock issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, we may call the warrants for redemption:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•

if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send to the notice of redemption to the warrant holders.

We may not redeem the warrants when a holder may not exercise such warrants.

In addition, if (x) we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price (or on a cashless basis, if applicable), by certified or official bank check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number of shares of common stock to be issued to the warrant holder.

The private placement warrants (including the common stock issuable upon exercise of the private placement warrants) will (with limited exceptions) not be transferable, assignable or salable until 30 days after the completion of our initial business combination and they will not be redeemable by us so long as they are held by the original holders or their permitted transferees. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the public units. If the private placement warrants are held by holders other than the original holders or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our IPO.

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

As of December 31, 2020, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $8,117,500 within change in fair value of warrant liabilities in the Statement of Operations during the period ended December 31, 2020.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2020, there were 5,280,087 shares of common stock issued and outstanding, excluding 9,344,913 shares of common stock subject to possible redemption.

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

Note 10 — Income Tax

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

As of December 31, 2020, the Company has available U.S. federal operating loss carry forwards of approximately $344,565 that may be carried forward indefinitely.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Loss on sale of private placement warrants	13.9%
Change in fair market value of warrant liabilities	(38.6)%
Nondeductible transaction costs	2.1%
Change in valuation allowance	1.6%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal and Texas jurisdictions both of which remain open and subject to examination.

Note 11 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$116,734,480	$—	$—
Liabilities
Warrant liability – Public Warrants	$11,845,000	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$5,642,000

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted price of the Public Warrants was $1.03 per warrant as of December 31, 2020.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the initial measurement of the fair value of the Public Warrants:

At November 25, 2020 (Initial Measurement)
Stock Price on Valuation Date	$10.09
Strike price	$11.50
Probability of completing a Business Combination	88%
Term (in years)	6.08
Volatility	24.0%
Risk-free rate	0.53%
Dividend yield	—
Fair value of warrants	$1.50

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	At November 25, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$10.09	$10.15
Strike price	$11.50	$11.50
Probability of completing a Business Combination	88%	88%
Dividend yield	—	—
Term (in years)	6.08	5.98
Volatility	21.7%	15.9%
Risk-free rate	0.53%	0.5%
Fair value of warrants	$1.54	$1.04

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of June 11, 2020 (inception)	—	—	—
Initial measurement at November 25, 2020	$8,354,500	$17,250,000	$25,604,500
Change in valuation inputs or other assumptions	(2,712,500)	(5,405,000)	(8,117,500)
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.