Form 10-Q
period 2021-03-31
Breeze Holdings Acquisition Corp.
filed 2021-07-02
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39718

BREEZE HOLDINGS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-1849315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

955 W. John Carpenter Freeway, Suite 100-929
Irving, TX	75039
(Address of principal executive offices)	(Zip Code)

(619) 500-7747
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BREZ	The Nasdaq Stock Market LLC
Rights exchangeable into one-twentieth of one share of common stock	BREZR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	BREZW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒ No ☐As of July 2, 2021, there were 14,625,000 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$345,852	$693,818
Prepaid expenses	251,450	136,949
Total Current Assets	597,302	830,767
Cash and Marketable securities held in Trust Account	116,752,668	116,734,480
Prepaid expenses, non-current	—	23,292
TOTAL ASSETS	$117,349,970	$117,588,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$38,009	$67,264
Current maturities of long-term liability	126,450	136,949
Franchise taxes payable	49,315	23,156
Total Current Liabilities	213,774	227,369
Warrant liabilities	11,509,000	17,487,000
Long-term liability	—	23,292
Total Liabilities	11,722,774	17,737,661
Commitments
Common stock subject to possible redemption, 9,914,009 and 9,344,913 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	100,627,190	94,850,876
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,710,991 and 5,280,087 shares issued and outstanding (excluding 9,914,009 and 9,344,913 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	471	529
Additional paid-in capital	—	583,698
Retained earnings	4,999,535	4,415,775
Total Stockholders’ Equity	5,000,006	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,349,970	$117,588,539

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$220,348
Loss from operations	220,348
Other income:
Interest income	478
Unrealized gain on marketable securities held in Trust Account	18,188
Change in fair value of warrant liabilities	5,978,000
Total other income	5,996,666
Net Income	$5,776,318
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,914,009
Basic and diluted net earnings per share, Redeemable Common Stock	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,710,991
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2021	5,280,087	$529	$583,698	$4,415,775	$5,000,002
Common stock subject to possible redemption	(569,096)	(58)	(5,776,256)	—	(5,776,314)
Reclassify negative portion of additional paid-in capital	—	—	5,192,558	(5,192,558)	—
Net income	—	—	—	5,776,318	5,776,318
Balance – March 31, 2021	4,710,991	$471	$—	$4,999,535	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,776,318
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(18,188)
Franchise taxes payable	26,159
Change in fair value of warrant liabilities	(5,978,000)
Prepaid expenses and other liabilities	(125,000)
Accounts payable and accrued expenses	(29,255)
Net cash used in operating activities	(347,966)
Net Change in Cash	(347,966)
Cash – Beginning of period	693,818
Cash – End of period	$345,852
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$5,776,314

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 25, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,425,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Breeze Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $5,425,000, which is described in Note 4.

Following the closing of the Initial Public Offering on November 25, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $1,725,000 from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs incurred in connection with the Initial Public Offering amounted to $2,777,557, consisting of $2,300,000 of underwriting fees, and $477,557 of other offering costs. As of March 31, 2021, cash of $345,852 was held outside of the Trust Account and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.15 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by November 25, 2021 (which can be extended up to 6 months) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until November 25, 2021 (which can be extended up to 6 months) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem  the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased by it during or after the Initial Public Offering if the Company fails to complete its Business Combination. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15 per public share.

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

Liquidity

As of March 31, 2021, the Company had $345,852 in cash held outside of the Trust Account and working capital of $383,528.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 as filed with the SEC on March 31, 2021, and the Company’s Amended Annual Report on Form 10-K/A as filed with the SEC on June 24, 2021. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amended Annual Report on Form 10-K/A for the period ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

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

Use of estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and marketable securities held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.  The Company incurred offering costs amounting to $2,777,557 as a result of the Initial Public Offering (consisting of a $2,300,000 underwriting discount and $477,557 of other offering costs). The Company recorded $2,339,897 of offering costs as a reduction of equity in connection with the shares of common Stock included in the Units. The Company immediately expensed $437,660 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net earnings (loss) per share

Net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period.

The Company’s statement of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings (loss) per common share, basic and diluted, for redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and Representative Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Unrealized gain on investments held in Trust Account	$18,188
Income and Franchise tax expense	(18,188)
Net earnings	$—
Denominator: Weighted average Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,914,009
Basic and diluted net earnings per share, Redeemable Common Stock	$(0.00)
Non-Redeemable Common Stock
Numerator: Net income minus net earnings
Net income	$5,776,318
Less: Change in fair value of warrant liabilities	(5,978,000)
Non-redeemable net loss	$(201,682)
Denominator: Weighted average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,710,991
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right worth one-twentieth of a share and one warrant (“Public Warrant”). On November 23, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

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

Note 5 — Related Party Transactions

Founder Shares

In June 2020, the Sponsor purchased 100 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On July 15, 2020, Sponsor effected a 28,750-for-1 forward stock split and, as a result, our initial shareholders held 2,875,000 founder shares as of the date of our initial public offering.

The 2,875,000 Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into shares of common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s  common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On June 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. At November 25, 2020, the outstanding balance under the Promissory Note in the aggregate amount of $145,617 was repaid.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2021, the Company incurred $15,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Note 6 — Commitments

Registration and Stockholder Rights

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

Underwriting Agreement

The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.275 per share, or $3,162,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 – Warrant Liabilities

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public

Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of  common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of  common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of  common stock upon exercise of a warrant unless the  common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that, as soon as practicable, but in no event later than fifteen (15) business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of  common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of  common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of  common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•

if, and only if, the reported last sale price of the Company’s  common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the  common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At March 31, 2021 and December 31, 2020, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of  common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,710,991 and 5,280,087 shares of common stock issued and outstanding, excluding 9,914,009 and 9,344,913 shares of common stock subject to possible redemption, respectively.

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

As of March 31, 2021
Description	Level 1	Level 2	Level 3
Investments held in Trust Account:
Cash and marketable securities held in Trust Account	$116,752,668	$—	$—
Warrant liabilities:
Public Warrants	7,820,000	—	—
Private Placement Warrants	—	—	3,689,000
Total warrant liabilities	$124,572,668	$—	$3,689,000

As of December 31, 2020
Description	Level 1	Level 2	Level 3
Investments held in Trust Account:
Cash and marketable securities held in Trust Account	$116,734,480	$—	$—
Warrant liabilities:
Public Warrants	11,845,000	—	—
Private Placement Warrants	—	—	5,642,000
Total warrant liabilities	$128,579,480	$—	$5,642,000

The measurement of the Public Warrants as of March 31, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.68 and $1.03 per warrant as of March 31, 2021 and December 31, 2020, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of March 31, 2021	As of December 31, 2020
Stock price	$9.95	$10.15
Strike price	$11.50	$11.50
Probability of completing a Business Combination	90%	88%
Dividend yield	—	—
Term (in years)	5.34	5.98
Volatility	12.3%	15.9%
Risk-free rate	1.0%	0.5%
Fair value of warrants	$0.68	$1.04

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000
Change in valuation inputs or other assumptions	(1,953,000)	(4,025,000)	(5,978,000)
Fair value as of March 31, 2021	$3,689,000	$7,820,000	$11,509,000

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Breeze Holdings Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Breeze Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares of our stock in a Business Combination:

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

•	may adversely affect prevailing market prices for our Units, common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2021, we had $345,852 in cash and working capital of $432,843, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $5,776,318, which consisted of interest income on funds held in the Money Market Account of $478, an unrealized gain on marketable securities held in our Trust Account of $18,188, and a change in fair value of warrant liabilities of $5,978,000, offset by operating costs of $220,348.

Liquidity and Capital Resources

On November 25, 2020, we consummated the Initial Public Offering of 11,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,425,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,425,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $116,725,000 was placed in the Trust Account. We incurred $2,777,557 in transaction costs, including $2,300,000 of underwriting fees, and $477,557 of other costs.  The Company recorded $2,339,897 of offering costs as a reduction of equity in connection with the shares of Common Stock included in the Units. The Company immediately expensed $437,660 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $116,752,668 (including approximately $18,188 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months ended March 31, 2021, cash used in operating activities was $347,966. Net income of $5,776,318 was affected by an unrealized gain on marketable securities held in Trust of $18,188, a change in fair value of warrant liabilities of $5,978,000, and a change in working capital of $128,096.

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

As of March 31, 2021 we had cash of $345,852 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, administrative and support services to the Company. We began incurring these fees on November 23, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.275 per unit, or $3,162,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net income (loss) per share of common stock

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for warrants. Based upon their evaluation, our co-principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of and for the period ended December 31, 2020.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three months ended March 31, 2021, are fairly presented, in all material respects, in accordance with GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K/A filed with the SEC on June 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE HOLDINGS ACQUISITION CORP.

Date: July 2, 2021	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)