Form 10-Q
period 2021-06-30
Breeze Holdings Acquisition Corp.
filed 2021-08-16
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒ No ☐ As of August 16, 2021, there were 14,640,000 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$167,032	$693,818
Prepaid expenses	202,363	136,949
Total Current Assets	369,395	830,767
Cash and marketable securities held in Trust Account	116,750,071	116,734,480
Prepaid expenses, non-current	—	23,292
TOTAL ASSETS	$117,119,466	$117,588,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$252,790	$67,264
Current maturities of long-term liability	92,363	136,949
Franchise taxes payable	99,178	23,156
Total Current Liabilities	444,331	227,369
Warrant liabilities	12,633,000	17,487,000
Long-term liability	—	23,292
Total Liabilities	13,077,331	17,737,661
Commitments
Common stock subject to possible redemption, 9,757,845 and 9,344,913 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	99,042,129	94,850,876
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,867,155 and 5,280,087 shares issued and outstanding (excluding 9,757,845 and 9,344,913 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	486	529
Additional paid-in capital	—	583,698
Retained earnings	4,999,520	4,415,775
Total Stockholders’ Equity	5,000,006	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,119,466	$117,588,539

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$458,673	$679,021
Loss from operations	458,673	679,021
Other income (expense):
Interest income	209	687
Unrealized (loss) gain on marketable securities held in Trust Account	(2,597)	15,591
Change in fair value of warrant liabilities	(1,124,000)	4,854,000
Total other (expense) income	(1,126,388)	4,870,278
Net (loss) income	$(1,585,061)	$4,191,257
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,912,293	9,630,170
Basic and diluted net earnings per share, Redeemable Common Stock	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,712,707	4,993,967
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.09)	$(0.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	5,280,087	$529	$583,698	$4,415,775	$5,000,002
Change in common stock subject to possible redemption	(569,096)	(58)	(5,776,256)	—	(5,776,314)
Reclassify negative portion of additional paid-in capital	—	—	5,192,558	(5,192,558)	—
Net income	—	—	—	5,776,318	5,776,318
Balance – March 31, 2021	4,710,991	$471	$—	$4,999,535	$5,000,006
Change in common stock subject to possible redemption	156,164	15	—	1,585,046	1,585,061
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance – June 30, 2021	4,867,155	$486	$—	$4,999,520	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,191,257
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(15,591)
Franchise taxes payable	76,022
Change in fair value of warrant liabilities	(4,854,000)
Prepaid expenses and other liabilities	(110,000)
Accounts payable and accrued expenses	185,526
Net cash used in operating activities	(526,786)
Net Change in Cash	(526,786)
Cash – Beginning of period	693,818
Cash – End of period	$167,032
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$4,191,253

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $2,777,557, consisting of $2,300,000 of underwriting fees, and $477,557 of other offering costs. As of June 30, 2021, cash of $167,032 was held outside of the Trust Account and was available for working capital purposes.

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

Going Concern and Liquidity Consideration

As of June 30, 2021, the Company had $167,032 in cash held outside of the Trust Account and negative working capital of $(74,936).

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. There is no assurance that the Company’s plans to consummate the Business Combination or obtain Working Capital Loans will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 as filed with the SEC on March 31, 2021, and the Company’s Amended Annual Report on Form 10-K/A as filed with the SEC on June 24, 2021. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amended Annual Report on Form 10-K/A for the period ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and marketable securities held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the Statement of Operations in the period of change.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net earnings (loss) per share

Net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period.

The Company’s Condensed statements of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings (loss) per common share, basic and diluted, for redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the Weighted-average number of shares of redeemable common stock outstanding for the current period. Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and Representative Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Unrealized (loss) gain on investments held in Trust Account	$(2,597)	$15,591
Income and Franchise tax expense	2,597	(15,591)
Net earnings	$—	$—
Denominator: Weighted average Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,912,293	9,630,170
Basic and diluted net earnings per share, Redeemable Common Stock	$(0.00)	$(0.00)
Non-Redeemable Common Stock
Numerator: Net income minus net earnings
Net (loss) income	$(1,585,061)	$4,191,257
Less: Change in fair value of warrant liabilities	1,124,000	(4,854,000)
Non-redeemable net loss	$(461,061)	$(662,743)
Denominator: Weighted average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,712,707	4,993,967
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.09)	$(0.12)

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

Fair value of financial instruments

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Sponsor purchased an aggregate of 5,425,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,425,000. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, certain of the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

In June 2020, the Sponsor purchased 100 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On July 15, 2020, the Sponsor effected a 28,750-for-1 forward stock split and, as a result, our initial shareholders held 2,875,000 founder shares as of the date of our initial public offering.

The 2,875,000 Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into shares of common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the three and six months ended June 30, 2021, the Company incurred and paid $15,000 and $30,000, respectively, in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Underwriting Agreement

I-Bankers Securities, Inc. (“I-Bankers”), the representative of the underwriters of the Initial Public Offering is entitled to a business combination marketing fee of $0.275 per share, or $3,162,500 in the aggregate. The fee will become payable to I-Bankers from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the business combination marketing agreement between the Company and I-Bankers.

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceed, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume Weighted-average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of (i) the Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities.

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

At June 30, 2021 and December 31, 2020, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,867,155 and 5,280,087 shares of common stock issued and outstanding, excluding 9,757,845 and 9,344,913 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

As of June 30, 2021
Description	Level 1	Level 2	Level 3
Investments held in Trust Account:
Cash and marketable securities held in Trust Account	$116,750,071	$—	$—
Warrant liabilities:
Public Warrants	8,510,000	—	—
Private Placement Warrants	—	—	4,123,000
Total investments held in trust account and warrant liabilities	$125,260,071	$—	$4,123,000

As of December 31, 2020
Description	Level 1	Level 2	Level 3
Investments held in Trust Account:
Cash and marketable securities held in Trust Account	$116,734,480	$—	$—
Warrant liabilities:
Public Warrants	11,845,000	—	—
Private Placement Warrants	—	—	5,642,000
Total investments held in trust account and warrant liabilities	$128,579,480	$—	$5,642,000

The measurement of the Public Warrants as of June 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.74 and $1.03 per warrant as of June 30, 2021 and December 31, 2020, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of June 30, 2021	As of December 31, 2020
Stock price	$10.04	$10.15
Strike price	$11.50	$11.50
Probability of completing a Business Combination	100%	88%
Dividend yield	—	—
Term (in years)	5.34	5.98
Volatility	11.9%	15.9%
Risk-free rate	0.9%	0.5%
Fair value of warrants	$0.76	$1.04

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000
Change in valuation inputs or other assumptions	(1,519,000)	(3,335,000)	(4,854,000)
Fair value as of June 30, 2021	$4,123,000	$8,510,000	$12,633,000

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

As indicated in the accompanying financial statements at June 30, 2021, we had $167,032 in cash and working capital of $24,241, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,585,061, which consisted of operating costs of $458,673 and a loss in fair value of warrant liabilities of $1,124,000, partially offset by interest income on funds held in the Money Market Account of $209 and an unrealized loss on marketable securities held in our Trust Account of $2,597.

For the six months ended June 30, 2021, we had net income of $4,191,257, which consisted of interest income on funds held in the Money Market Account of $687, an unrealized gain on marketable securities held in our Trust Account of $15,591, and a gain on change in fair value of warrant liabilities of $4,854,000, partially offset by operating costs of $679,021.

Liquidity and Capital Resources

On November 25, 2020, we consummated the Initial Public Offering of 11,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering (including the exercise of the over-allotment option), we consummated the sale of 5,425,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,425,000.

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

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $116,750,071 (including approximately $15,591 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the six months ended June 30, 2021, cash used in operating activities was $526,786. Net income of $4,191,257 was affected by an unrealized gain on marketable securities held in Trust of $15,591, a decrease in fair value of warrant liabilities of $4,854,000, and a decrease in working capital of $678,334.

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

As of June 30, 2021, we had cash of $167,032 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, administrative and support services to the Company. We began incurring these fees on November 23, 2020, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

I-Bankers Securities, Inc. (“I-Bankers”), the representative of the underwriters of our Initial Public Offering, is entitled to a business combination marketing fee of $0.275 per unit, or $3,162,500 in the aggregate. The fee will become payable to I-Bankers from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the business combination marketing agreement between us and I-Bankers.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer, and our Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on June 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements on Form 10-K/A had only recently been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE HOLDINGS ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)