Form 10-K/A
period 2020-12-31
Breeze Holdings Acquisition Corp.
filed 2022-01-14
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 2)

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

As of December 31, 2021, 14,640,000 shares of common stock, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Breeze Holding Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Breeze Holding Acquisition Corp. as of and for the period from June 11, 2020 (inception) through December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 24, 2021 (the “First Amended Filing”).

The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 23, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, the Company also recorded additional offering costs related to the excess fair value over purchase price for the sale of common stock to the Company’s Underwriters (“Representative Shares”), and to a Company Consultant (“Consultant Shares”) as compensation for the underwriting and consulting services, respectively, in connection with the IPO.  The Company recorded additional paid-in capital related to the relative fair value of the Rights as part of the Units issued in the IPO that were not previously recorded.

Therefore, on January 14, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that: (i) the Company’s audited financial statements included in the previously issued Form 10-K/A filed with the SEC on June 24, 2021 (the “First Amended Filing”), which includes the audited financial statements as of December 31, 2020 and for the period from June 10, 2020 through December 31, 2020; (ii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 2, 2021; and (iii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity, record additional offering costs related to the excess fair value over purchase price for the sale of common stock to the Company’s Underwriters (“Representative Shares”), and to a Company Consultant (“Consultant Shares”) as compensation for the underwriting and consulting services, respectively, in connection with the IPO, and the Company recorded additional paid in capital related to the relative fair value of the Rights as part of the Units issued in the IPO that were not previously recorded, and should no longer be relied upon. As such, the Company will file an amendment to the First Amended Filing, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be restated within the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; and (iv) Part II, Item 9A Controls and Procedures. In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Breeze Holdings Acquisition Corp. as of December 31, 2020 and for the period from June 11, 2020 (inception) through December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

In 10-K/A Amendment #1, we identified a material weakness in our internal control over financial reporting related to the previous classification of our warrants as equity instead of liabilities. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. On June 10, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for our previously filed audited balance sheet related to our initial public offering dated November 25, 2020 and our audited financial statements for the year ended December 31, 2020.

In this 10-K/A Amendment #2, we identified a material weakness in our internal control over financial reporting related to the Company’s accounting treatment of all of the Public Shares as temporary equity as described in the Explanatory Note to this Amendment. The Company also recorded additional offering costs related to the excess fair value over purchase price for the sale of indirect interests in the Representative Shares by the Company to the Company’s Underwriter and Consultant as compensation for underwriting and consulting services in connection with the Initial Public Offering as well as recording additional paid in capital related to the relative fair value of the Rights are part of the Units issued in the Initial Public Offering that were not previously recorded as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or net cash flows.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants, redeemable shares, representative shares and rights, but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

For the period from June 11, 2020 (inception) through December 31, 2020, we had a net loss of $2,537,690 which consisted of operating and formation costs of $344,223, expensed offering costs of $395,625, and a change in fair value of warrant liabilities of $1,807,500, offset by interest income in our money market account of $178, and an unrealized gain on marketable securities held in our trust account of $9,480.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the private placement warrants, a total of $116,725,000 was placed in the trust account. We incurred $4,099,907 in transaction costs, including $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $116,734,480 (including $9,480 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the trust account.

For the period from June 11, 2020 (inception) through December 31, 2020, cash used in operating activities was $253,625, which was due to our net loss of $2,537,690, and unrealized gains on marketable securities held in Trust Account of $9,480, offset in part by a change in fair value of warrant liabilities of $1,807,500, and expensed offering costs added back to net loss of $395,625, and changes in working capital of $90,420.

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

As of December 31, 2020, the Company had $693,818 in cash held outside of the Trust Account and working capital of $626,554 (excluding franchise tax payable and common stock payable).

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

Representative and Consultant Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. The Company accounts for the Representative Shares and Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants will be expensed immediately in the Statement of Operations, while offering costs allocated to the redeemable Public Shares will be deferred and subsequently charged to temporary shareholder’s equity upon the completion of the Initial Public Offering.

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Net Earnings (Loss) Per Share

Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net income per share is the same for redeemable and non-redeemable shares of common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to the restatement of our audited balance sheet as of November 25, 2020 and audited financial statements as of and for the year ended December 31, 2020 related to the accounting for complex financial instruments, as described in Note 2 to the accompanying audited financial statements, which combined constitutes a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statement as of November 25, 2020 and audited financial statements as of and for the year ended December 31, 2020  (the “Prior Reports”).

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

Restatement of Previously Issued Financial Statements

On June 24, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to 10-K/A Amendment #1. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or net cash flows.

On January 14, 2022, we restated our financial statements to reclassify the Company’s accounting treatment of all of the Public Shares as temporary equity as described in the Explanatory Note to this Amendment. The Company also recorded additional offering costs related to the excess fair value over purchase price for the sale of indirect interests in the Representative Shares by the Company to the Company’s Underwriter and Consultant as compensation for underwriting and consulting services in connection with the Initial Public Offering as well as recording additional paid in capital related to the relative fair value of the Rights are part of the Units issued in the Initial Public Offering that were not previously recorded as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or net cash flows.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this restated Annual Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	The following documents are filed as part of this Amendment:
(1)	Financial Statements (As Restated):

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

January 14, 2022

BREEZE HOLDINGS ACQUISITION CORP.

/s/ J. Douglas Ramsey
Name: J. Douglas Ramsey
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Douglas Ramsey	Chairman, Chief Executive Officer and Chief	January 14, 2022
J. Douglas Ramsey	Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ Russell D. Griffin	President and Director	January 14, 2022
Russell D. Griffin

/s/ Daniel L. Hunt	Director	January 14, 2022
Daniel L. Hunt

/s/ Albert S. McLelland	Director	January 14, 2022
Albert S. McLelland

/s/ Bill Stark	Director	January 14, 2022
Bill Stark

/s/ Robert L. Thomas	Director	January 14, 2022
Robert L. Thomas

BREEZE HOLDINGS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Breeze Holdings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Breeze Holdings Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from June 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

+

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from June 11, 2020 (inception) through December 31, 2020 have been restated.

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

New York, NY

March 31, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1, as to which the date is June 24, 2021, and Note 2 – Amendment 2 and Note 12, as to which the date is January 14, 2022.

BREEZE HOLDINGS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$693,818
Prepaid expenses	136,949
Total Current Assets	830,767
Cash and marketable securities held in Trust Account	116,734,480
Prepaid expenses	23,292
Total Assets	$117,588,539
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$67,264
Franchise tax payable	23,156
Common stock payable	74,850
Current maturities of long-term liabilities	136,949
Total Current Liabilities	302,219
Warrant liabilities	17,487,000
Other long-term liabilities	23,292
Total Liabilities	17,812,511
Commitments
Common stock subject to possible redemption, 11,500,000 shares at redemption value	115,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,625,000 shares issued and 3,125,000 outstanding (excluding 11,500,000 shares subject to possible redemption)	313
Additional paid-in capital	—
Accumulated deficit	(15,224,285)
Total Stockholders’ Deficit	(15,223,972)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$117,588,539

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Operating and formation costs	$344,223
Loss from operations	(344,223)
Other income (expense):
Interest income	178
Unrealized gain on marketable securities held in Trust Account	9,480
Expensed offering costs	(395,625)
Change in fair value of warrant liabilities	(1,807,500)
Total other expenses, net	(2,193,467)
Net loss	$(2,537,690)

Basic and diluted weighted average shares outstanding	4,650,246
Basic and diluted net loss per share of Common Stock	$(0.55)

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance – June 11, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to the Sponsor (1)	2,875,000	288	24,712	—	25,000
Common stock issued to the Representative	250,000	25	1,247,475	—	1,247,500
Excess of cash received over fair value of Private Placement Warrants	—	—	325,500	—	325,500
Allocation of IPO proceeds to Rights, net of offering costs			4,214,968		4,214,968
Accretion of Common stock to redemption value	—	—	(5,812,655)	(12,686,595)	(18,499,250)
Net loss	—	—	—	(2,537,690)	(2,537,690)
Balance – December 31, 2020	3,125,000	$313	$—	$(15,224,285)	$(15,223,972)

(1)

On June 11, 2020, the Company issued an aggregate of 100 shares of common stock to the Sponsor for an aggregate purchase price of $25,000. On July 15, 2020, the Company effected a stock split of 28,750-for-1 of its common stock resulting in an aggregate of 2,875,000 shares of common stock held by the Sponsor.

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net Loss	$(2,537,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs on issuance of warrants	395,625
Unrealized gain on marketable securities held in Trust Account	(9,480)
Change in fair value of warrant liabilities	1,807,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	67,264
Franchise tax payable	23,156
Net cash used in operating activities	(253,625)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)
Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders and representative	25,000
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Warrants	5,425,000
Proceeds from promissory note – related party	145,617
Repayment of promissory note – related party	(145,617)
Payment of offering costs	(477,557)
Net cash provided by financing activities	117,672,443
Net Change in Cash	693,818
Cash – Beginning of period, June 11, 2020 (inception)	—
Cash – End of period	$693,818
Supplemental disclosure of non-cash financing activities:
Accretion of common stock subject to redemption value	$18,499,250
Value of common stock subject to redemption	$115,000,000
Initial classification of warrant liabilities	$15,679,500
Offering costs in exchange for common stock	$25,000
Fair value of Public Rights issued to investors, net of offering costs	$4,214,968
Fair value of Representative and Consultants Shares	$1,322,350

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITON CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of December 31, 2020, cash of $693,818 was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

On November 22, 2021, the Company announced that its sponsor, Breeze Sponsor, LLC, timely deposited an aggregate of $1,150,000 (the “Extension Payment”), representing $0.10 per public share, into the Company’s trust account in order to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022 (the “Extension”). The Sponsor loaned the Extension Payment to the Company in exchange for a promissory note in the amount of the Extension Payment. The loan under the promissory note is non-interest bearing and will be repaid upon the consummation of a business combination. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extension.

The Company will have until February 25, 2022 (which can be extended up to 3 months) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity

As of December 31, 2020, the Company had $693,818 in cash held outside of the Trust Account and working capital of $626,554 (excluding franchise tax payable and common stock payable).

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

Amendment 1 to 10-K/A

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

In further consideration of the guidance in Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” ("ASC 815"), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the Statements of Operations in the period of change.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, net cash flows or cash.

	As Previously Reported in 10-K	Adjustment	As Restated 10-K/A Amendment 1
Balance Sheet as of December 31, 2020 (audited)
Warrant liabilities	$—	$17,487,000	$17,487,000
Total liabilities	250,661	17,487,000	17,737,661
Common stock subject to possible redemption	112,337,876	(17,487,000)	94,850,876
Common stock	356	173	529
Additional paid-in capital	5,334,211	(4,750,513)	583,698
Accumulated deficit	(334,565)	4,750,340	4,415,775
Statement of Operations for the period from June 11, 2020 (inception) to December 31, 2020 (audited)
Expensed offering costs	$—	$(437,660)	$(437,660)
Change in fair value of warrant liabilities	—	8,117,500	8,117,500
Loss on sale of private placement warrants	—	(2,929,500)	(2,929,500)
Other income	9,658	4,750,340	4,759,998
Net income	$(334,565)	$4,750,340	$4,415,775
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	11,067,771	(1,722,858)	9,344,913
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	3,557,229	1,722,858	5,280,087
Basic and diluted net income per share, Non-Redeemable Common Stock	$(0.09)	$(0.61)	$(0.70)
Statement of Cash Flows for the period from June 11, 2020 (inception) to December 31, 2020 (audited)
Cash flow from operating activities:
Net income	$(334,565)	$4,750,340	$4,415,775
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs on issuance of Public Warrants		437,660	437,660
Loss on sale of private placement warrants		2,929,500	2,929,500
Change in fair value of warrant liabilities	—	(8,117,500)	(8,117,500)
Supplemental disclosure of non-cash investing and financing activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	25,604,500	25,604,500
Value of common stock subject to redemption	112,337,876	(17,487,000)	94,850,876

Amendment 2 to 10-K/A

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company had previously classified a portion of the redeemable common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all redeemable common stock as temporary equity at redemption value and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be classified outside of permanent equity. The Company also recorded additional offering costs related to the excess fair value over purchase price for the sale of common stock to the Company’s Underwriters (“Representative Shares”), and to the Company’s Consultant (“Consultant Shares”) as compensation for the underwriting and consulting services, respectively, in connection with the Initial Public Offering (see Note 6).  In addition, the Company recorded additional paid-in capital related to the relative fair value of the Rights as part of the Units issued in the Initial Public Offering that were not previously recorded (see Note 9).

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. Further, the additional offering costs recorded in relation to the Representative Shares and Consultant Shares, and recording of the Rights issued in the Initial Public Offering also result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, and investing or financing cash flows. In connection with the change in presentation for the redeemable common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between redeemable and nonredeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, redeemable and nonredeemable common stock share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported in Form 10-K/A Amendment 1	Adjustment	As Restated
Balance Sheet as of December 31, 2020 (audited)
Common Stock Payable	$—	$74,850	$74,850
Total liabilities	17,737,661	74,850	17,812,511
Common stock subject to possible redemption	94,850,876	20,149,124	115,000,000
Common stock	529	(216)	313
Additional paid-in capital	583,698	(583,698)	—
Accumulated deficit	4,415,775	(19,640,060)	(15,224,285)
Total Stockholders’ Equity (Deficit)	5,000,002	(20,223,974)	(15,223,972)

Changes in the Statement of Operations for the period from June 11, 2020 (inception) through December 31, 2020

	As Previously Reported in Form 10-K/A Amendment 1	Adjustment	As Restated
Expensed offering costs	(437,660)	42,035	(395,625)
Loss on sale of private placement warrants	(2,929,500)	2,929,500	—
Change in fair value of warrant liabilities	8,117,500	(9,925,000)	(1,807,500)
Net income (loss)	$4,415,775	$(6,953,465)	$(2,537,690)
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,344,913	(9,344,913)	—
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	5,280,067	(5,280,067)	—
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.70)	$0.70	$—
Basic and diluted weighted average shares outstanding	—	4,650,246	4,650,246
Basic and diluted net loss per share of Common Stock	$—	$(0.55)	$(0.55)

Changes in the Statement of Stockholders’ Deficit for the period ended December 31, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
As Previously Reported in Form 10-K Amendment 1:
Balance - June 11, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Common stock issued to Representative	250,000	25	(25)	—	—
Sale of 11,500,000 Units, net of underwriting discount, offering costs and initial classification of public warrants	11,500,000	1,150	95,408,953	—	95,410,103
Common stock subject to possible redemption	(9,344,913)	(934)	(94,849,942)	—	(94,850,876)
Net income	—	—	—	4,415,775	4,415,775
Balance - December 31, 2020	5,280,087	$529	$583,698	$4,415,775	$5,000,002
Adjustment:
Balance - June 11, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	—	—	—	—	—
Common stock issued to Representative	—	—	1,247,500	—	1,247,500
Excess of cash received over fair value of Private Placement Warrants	—	—	325,500	—	325,500
Sale of 11,500,000 Units, net of underwriting discount, offering costs and initial classification of public warrants	(11,500,000)	(1,150)	(95,408,953)	—	(95,410,103)
Common stock subject to possible redemption	9,344,913	934	94,849,942	—	94,850,876
Allocation of IPO proceeds to Rights	—	—	4,214,968	—	4,214,968
Accretion of Common stock subject to possible redemption amount, as restated	—	—	(5,812,655)	(12,686,595)	(18,499,250)
Net loss	—	—	—	(6,953,465)	(6,953,465)
Balance - December 31, 2020	(2,155,087)	$(216)	$(583,698)	$(19,640,060)	$(20,223,974)
As Restated:
Balance - June 11, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to the Sponsor	2,875,000	288	24,712	—	25,000
Common stock issued to the Representative	250,000	25	1,247,475	—	1,247,500
Excess of cash received over fair value of Private Placement Warrants	—	—	325,500	—	325,500
Allocation of IPO proceeds to Rights	—	—	4,214,968	—	4,214,968
Accretion of Common stock subject to possible redemption amount, as restated	—	—	(5,812,655)	(12,686,595)	(18,499,250)
Net loss	—	—	—	(2,537,690)	(2,537,690)
Balance at December 31, 2020	3,125,000	$313	$—	$(15,224,285)	$(15,223,972)

Statement of Cash Flows from June 11 (inception) through December 31, 2020

	As Previously Reported in Form 10-K/A Amendment 1	Adjustment	As Restated
Net loss	$4,415,775	$(6,953,465)	$(2,537,690)
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs on issuance of warrants	437,660	(42,035)	395,625
Change in fair value of warrant liabilities	(8,117,500	9,925,000	1,807,500
Changes in operating assets and liabilities:
Loss on sale of private placement warrants	2,929,500	(2,929,500)	—
Supplemental disclosure of non-cash financing activities:
Offering Costs in exchange for common stock	$—	$25,000	$25,000
Accretion of common stock subject to redemption value	$—	$18,499,250	$18,499,250
Fair value of Representative and Consultant Shares	$—	$1,322,350	$1,322,350
Fair value of Public Rights issued to investors, net of offering costs	$—	$4,214,968	$4,214,968
Initial classification of warrant liabilities	$25,604,500	$(9,925,000)	$15,679,500
Value of common stock subject to redemption	$94,850,876	$ 20,149,124	$115,000,000

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

Cash and marketable securities held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were U.S. Treasury securities. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

Common stock subject to possible redemption (as restated)

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

As of December 31, 2020, the common stock reflected in the updated balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	10,580,000
Issuance costs allocated to common stock	3,704,282
Proceeds allocated to Public Right, net of offering costs	4,214,968
Plus:
Accretion of carrying value to redemption value	18,499,250
Common stock subject to possible redemption	$115,000,000

Offering Costs associated with the Initial Public Offering (as restated)

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $4,099,907 as a result of the Initial Public Offering (consisting of a $2,300,000 underwriting fee, $1,322,350 of representative founder share offering costs, and $477,557 of other offering costs). The Company recorded $3,704,282 of offering costs as a reduction of equity in connection with the shares of common stock and public rights included in the Units. The Company immediately expensed $395,625 of offering costs in connection with the Public Warrants and Private Placement that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification.

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

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Net loss per share (as restated)

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net loss per share is the same for redeemable and non-redeemable shares of common stock.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period from June 11, 2020 (Inception) through December 31, 2020
Numerator:
Net loss	$(2,537,690)
Denominator:
Weighted average shares Common Stock	4,650,246
Basic and diluted net loss per share Common Stock	$(0.55)

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

Representative and Consultant Shares (as restated)

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. In August 2021, the Company issued to the Consultant such Consultant Shares. The Company accounts for the Representative Shares and Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants will be expensed immediately in the Statement of Operations, while offering costs allocated to the redeemable Public Shares will be deferred and subsequently charged to temporary shareholder’s equity upon the completion of the Initial Public Offering.

The Company estimated the fair value of the Representative Shares and Consultant Shares to be $1,322,350 based upon the price of the common stock issued ($4.99 per share) to the Representative and Consultant. The holders of the Representative Shares and Consultant Shares have agreed not to transfer, assign or sell any such shares until later of (i) 30 days after the completion of a Business Combination and 180 days pursuant to FINRA Conduct Rule 5110(e)(1) following the effective date of the Registration Statement to anyone other than (i) the Representative or an underwriter or selected dealer in connection with the Offering, or (ii) a bona fide officer or partner of the Representative or of any such underwriter or selected dealer. Additionally, pursuant to FINRA Conduct Rule 5110(e), the Representative Shares and Consultant Shares will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement.

In addition, the holders of Representative Shares and Consultant Shares have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the time specified in the certificate of incorporation.

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

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $1,807,500 within change in fair value of warrant liabilities in the Statement of Operations during the period from June 11, 2020 through December 31, 2020.

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2020, there were 3,125,000 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption.

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

Note 10 — Income Taxes (as restated)

The Company’s net deferred tax assets (liabilities) as of December 31, 2020 is as follows:

Deferred tax assets:
Net operating loss carryforwards	$72,287
Total deferred tax assets	72,287
Valuation allowance	(70,259)
Deferred tax liabilities:
Unrealized gain on investments	(2,028)
Total deferred tax liabilities	(2,028)
Deferred tax assets, net of allowance	$—

The income tax provision for the period from June 11, 2020 (inception) through December 31, 2020 consists of the following:

Federal
Current	$—
Deferred	(70,259)
State
Current	—
Deferred	—
Change in valuation allowance	70,259
Income tax provision	$—

As of December 31, 2020, the Company has available U.S. federal operating loss carry forwards of approximately $344,223 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2020, the valuation allowance was $70,259.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in fair market value of warrant liabilities	(15.0)%
Nondeductible transaction costs	(3.3)%
Change in valuation allowance	(2.8)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal and Texas jurisdictions both of which remain open and subject to examination.

Note 11 — Fair Value Measurements (as restated)

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

The following table provides the significant inputs to the Monte Carlo Simulation for the initial measurement of the fair value of the Public Warrants:

At November 25, 2020 (Initial Measurement)
Stock Price on Valuation Date	$10.00
Strike price	$11.50
Probability of completing a Business Combination	100%
Term (in years)	6.08
Volatility	24.0%
Risk-free rate	0.53%
Dividend yield	—
Fair value of warrants	$0.92

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	At November 25, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$10.00	$10.15
Strike price	$11.50	$11.50
Probability of completing a Business Combination	88%	88%
Dividend yield	—	—
Term (in years)	6.08	5.98
Volatility	21.7%	15.9%
Risk-free rate	0.53%	0.5%
Fair value of warrants	$0.94	$1.04

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of June 11, 2020 (inception)	$—	$—	$—
Initial measurement at November 25, 2020	5,099,500	10,580,000	15,679,500
Change in valuation inputs or other assumptions	542,500	1,265,000	1,807,500
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000

Note 12 — Subsequent Events

On November 22, 2021, the Company announced that its sponsor, Breeze Sponsor, LLC, timely deposited an aggregate of $1,150,000 (the “Extension Payment”), representing $0.10 per public share, into the Company’s trust account in order to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022 (the “Extension”). The Sponsor loaned the Extension Payment to the Company in exchange for a promissory note in the amount of the Extension Payment. The loan under the promissory note is non-interest bearing and will be repaid upon the consummation of a business combination. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extension.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.