Form 10-Q
period 2021-09-30
Breeze Holdings Acquisition Corp.
filed 2022-01-14
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒ No ☐ As of December 31, 2021, there were 14,640,000 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	2
Item 1. Condensed Financial Statements	2
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2
Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 and the Period from June 11, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Changes in Stockholders’ Equity (deficit) for the Three and Nine Months ended September 30, 2021 and the Period from June 11, 2020 (inception) through September 30, 2020	4
Unaudited Condensed Statement of Cash Flows for the Nine Months ended September 30, 2021	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29
Part III. Signatures	30

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)	(restated)
ASSETS
Current assets
Cash	$9,584	$693,818
Prepaid expenses	177,448	136,949
Total Current Assets	187,032	830,767
Cash and marketable securities held in Trust Account	116,764,515	116,734,480
Prepaid expenses, non-current	—	23,292
TOTAL ASSETS	$116,951,547	$117,588,539
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$244,895	$67,264
Common stock payable		74,850
Current maturities of long-term liability	57,978	136,949
Franchise taxes payable	149,589	23,156
Total Current Liabilities	452,462	302,219
Warrant liabilities	8,855,250	17,487,000
Long-term liability	—	23,292
Total Liabilities	9,307,712	17,812,511
Commitments
Common stock subject to possible redemption, 11,500,000 shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	115,000,000	115,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares and 3,125,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (excluding 11,500,000 shares subject to possible redemption)	315	313
Additional paid-in capital	74,848	—
Accumulated deficit	(7,431,328)	(15,224,285)
Total Stockholders’ Deficit	(7,356,165)	(15,223,972)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$116,951,547	$117,588,539

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	June 11, 2020 (inception) through September 30, 2020
Operating and formation costs	$190,570	$869,591	$—
Loss from operations	190,570	869,591	—
Other income:
Interest income	76	763	—
Unrealized gain on marketable securities held in Trust Account	14,444	30,035	—
Change in fair value of warrant liabilities	3,777,750	8,631,750	—
Total other income	3,792,270	8,662,548	—
Net income	$3,601,700	$7,792,957	$—
Basic and diluted weighted average shares outstanding	14,634,130	14,628,077	2,875,000
Basic and diluted net income per share, Common Stock	$0.25	$0.53	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021, as restated	3,125,000	$313	$—	$(15,224,285)	$(15,223,972)
Net income	—	—	—	5,776,318	5,776,318
Balance – March 31, 2021, as restated	3,125,000	$313	$—	$(9,447,967)	$(9,447,654)
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance – June 30, 2021, as restated	3,125,000	$313	$—	$(11,033,028)	$(11,032,715)
Common Stock issued to Consultant	15,000	2	74,848	—	74,850
Net income	—	—	—	3,601,700	3,601,700
Balance – September 30, 2021	3,140,000	$315	$74,848	$(7,431,328)	$(7,356,165)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance – June 11, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Founder Shares to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—

Balance – June 30, 2020 (audited)	2,875,000	$288	$24,712	$—	$25,000
Net loss	—	—	—	—	—

Balance – September 30, 2020 (unaudited)	2,875,000	$288	$24,712	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$7,792,957
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(30,035)
Change in fair value of warrant liabilities	(8,631,750)
Changes in operating assets and liabilities
Prepaid expenses and other liabilities	(119,470)
Accounts payable and accrued expenses	177,631
Franchise taxes payable	126,433
Net cash used in operating activities	(684,234)
Net Change in Cash	(684,234)
Cash – Beginning of period	693,818
Cash – End of period	$9,584
Non-Cash investing and financing activities
Common stock issued to Consultant	$74,850

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 25, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,425,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Breeze Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $5,425,000, which is described in Note 5.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of September 30, 2021, cash of $9,584 was held outside of the Trust Account and was available for working capital purposes.

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

The Company will have until February 25, 2022 (which can be extended up to 3 months) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem  the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Liquidity Consideration

As of September 30, 2021, the Company had $9,584 in cash held outside of the Trust Account and negative working capital of $115,841, excluding franchise tax payable.

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

Note 2 — Restatement of previously issued Financial Statements

In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the redeemable common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all redeemable common stock as temporary equity at redemption value and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be classified outside of permanent equity. The Company also recorded additional offering costs related to the excess fair value over purchase price for the sale of common stock to the Company’s Underwriters (“Representative Shares”) and to the Company’s Consultant (“Consultant Shares”) as compensation for the underwriting and consulting services, respectively, in connection with the Initial Public Offering (see Note 6).  In addition, the Company recorded additional paid-in capital related to the relative fair value of the Rights as part of the Units issued in the Initial Public Offering that were not previously recorded (see Note 9).

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. Further, the additional offering costs recorded in relation to the Representative Shares and Consultant Shares and recording of the Rights issued in the Initial Public Offering also result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, and investing or financing cash flows. In connection with the change in presentation for the redeemable common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between redeemable and nonredeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, redeemable and nonredeemable common stock share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Common stock payable	$—	$74,850	$74,850
Total common stock subject to possible redemption	100,627,190	14,372,810	115,000,000
Common stock	471	(158)	313
Retained earnings (accumulated deficit)	4,999,535	(14,447,502)	(9,447,967)
Total stockholders’ equity (deficit)	5,000,006	(14,447,660)	(9,447,654)

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Common stock payable	$—	$74,850	$74,850
Total common stock subject to possible redemption	99,042,129	15,957,871	115,000,000
Common stock	486	(173)	313
Accumulated deficit	4,999,520	(16,032,548)	(11,033,028)
Total stockholders’ equity (deficit)	5,000,006	(16,033,721)	(11,032,715)

For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,914,009	(9,914,009)	—
Basic and diluted net earnings per share, Redeemable Common Stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,710,991	(4,710,991)	—
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.04)	$0.04	$—
Basic and diluted weighted average shares outstanding	—	14,625,000	14,625,000
Basic and diluted net loss per share of Common Stock	$—	$0.39	$0.39

For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,912,293	(9,912,293)	—
Basic and diluted net earnings per share, Redeemable Common Stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,712,707	(4,712,707)	—
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.09)	$0.09	$—
Basic and diluted weighted average shares outstanding	—	14,625,000	14,625,000
Basic and diluted net loss per share of Common Stock	$—	$(0.11)	$(0.11)
For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,630,170	(9,630,170)	—
Basic and diluted net earnings per share, Redeemable Common Stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,993,967	(4,993,967)	—
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.12)	$0.12	$—
Basic and diluted weighted average shares outstanding	—	14,625,000	14,625,000
Basic and diluted net loss per share of Common Stock	$—	$0.29	$0.29

Changes in the Statement of Stockholders’ Equity for the periods ended March 31, 2021 and June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity(Deficit)
	Shares	Amount
As Previously Reported:
Balance - January 1, 2021	5,280,087	$529	$583,698	$4,415,775	$5,000,002
Change in common stock subject to possible redemption	(569,096)	(58)	(5,776,256)	—	(5,776,314)
Reclassify negative portion of addition paid-in capital	—	—	5,192,558	(5,192,558)	—
Net income	—	—	—	5,776,318	5,776,318
Balance - March 31, 2021	4,710,991	$471	$—	$4,999,535	$5,000,006
Change in common stock subject to possible redemption	156,164	15	—	1,585,046	1,585,061
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance - June 30, 2021	4,867,155	$486	$—	$4,999,520	$5,000,006
Adjustments:
Balance - January 1, 2021	(2,155,087)	$(216)	$(583,698)	$(19,640,060)	$(20,223,974)
Change in common stock subject to possible redemption	569,096	58	5,776,256	—	5,776,314
Reclassify negative portion of addition paid-in capital	—	—	(5,192,558)	5,192,558	—
Net income	—	—	—	—	—
Balance - March 31, 2021	(1,585,991)	$(158)	$—	$(14,447,502)	$(14,447,660)
Change in common stock subject to possible redemption	(156,164)	(15)	—	(1,585,046)	(1,585,061)
Net loss	—	—	—	—	—
Balance - June 30, 2021	(1,742,155)	$(173)	$—	$(16,032,548)	$(16,032,721)
As Restated:
Balance - January 1, 2021	3,125,000	$ 313	$ —	$ (15,224,285)	$ (15,223,972)
Net income	—	—	—	5,776,318	5,776,318
Balance - March 31, 2021	3,125,000	$ 313	$ —	$ (9,447,967)	$ (9,447,654)
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance - June 30, 2021	3,125,000	$313	$—	$(11,033,028)	$(11,032,715)

Statement of Cash Flows for the Three Months Ending March 31, 2021

Three Months Ended March 31, 2021

	As Previously Reported	Adjustments	As Restated
Non-Cash investing and financing activities:
Change in value of common stock subject to redemption	$ 5,776,314	$ (5,776,314)	$ —

Statement of Cash Flows for the Six Months Ending June 30, 2021

Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Restated
Non-Cash investing and financing activities:
Change in value of common stock subject to redemption	$ 4,191,253	$ (4,191,253)	$ —

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 as filed with the SEC on March 31, 2021, and the Company’s Amended Annual Report on Form 10-K/A as filed with the SEC on June 24, 2021, and the Company’s Amended Annual Report on Form 10-K/A as filed with the SEC on January 14, 2022 . The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amended Annual Report on Form 10-K/A for the period ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash and marketable securities held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Common stock subject to possible redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Therefore, all of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public offering have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	10,580,000
Issuance costs allocated to common stock	3,704,282
Proceeds allocated to Public Rights, net of offering costs	4,214,968
Plus:
Accretion of carrying value to redemption value	18,499,250
Common stock subject to possible redemption	$115,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $4,099,907 as a result of the Initial Public Offering (consisting of a $2,300,000 underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs). The Company recorded $3,704,282 of offering costs as a reduction of equity in connection with the shares of common stock included in the Units. The Company immediately expensed $395,625 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income per share

Net income per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock.  As a result, the calculated net income per share is the same for redeemable and non-redeemable shares of common stock. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Basic and diluted net income per share of common stock
Numerator:
Net income	$3,601,700	$7,792,957
Denominator:
Basic and diluted weighted average shares common stock outstanding	14,634,130	14,628,077
Basic and diluted net income per share common stock	$0.25	$0.53

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right worth one-twentieth of a share and one warrant (“Public Warrant”). On November 23, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 8).

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

The 2,875,000 Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into shares of common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7 .

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $15,000 and $45,000, respectively, in fees for these services.

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

Representative Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designees 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. In August 2021, the Company issued to the Consultant such Consultant Shares. The Company accounts for the Representative Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants will be expensed immediately in the Statement of Operations, while offering costs allocated to the redeemable Public Shares will be deferred and subsequently charged to temporary shareholder’s equity upon the completion of the Initial Public Offering.

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

In addition, the holders of the Representative Shares and Consultant Shares have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the time specified in the certificate of incorporation.

Refer to Note 2 for additional information regarding the restatement of financial statements resulting in additional offering costs recorded in relation to the Representative Shares.

Note 7 — Commitments

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

Note 8 – Warrant Liabilities

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

At September 30, 2021 and December 31, 2020, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 3,140,000 and 3,125,000 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption for both periods.

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

Note 10 — Fair Value Measurements

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

As of September 30, 2021
Description	Level 1	Level 2	Level 3
Investments held in Trust Account:
Cash and marketable securities held in Trust Account	$116,764,515	$—	$—
Warrant liabilities:
Public Warrants	5,980,000	—	—
Private Placement Warrants	—	—	2,875,250
Total investments held in trust account and warrant liabilities	$122,744,515	$—	$2,875,250

As of December 31, 2020
Description	Level 1	Level 2	Level 3
Investments held in Trust Account:
Cash and marketable securities held in Trust Account	$116,734,480	$—	$—
Warrant liabilities:
Public Warrants	11,845,000	—	—
Private Placement Warrants	—	—	5,642,000
Total investments held in trust account and warrant liabilities	$128,579,480	$—	$5,642,000

The measurement of the Public Warrants as of September 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.52 and $1.03 per warrant as of September 30, 2021 and December 31, 2020, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of September 30, 2021	As of December 31, 2020
Stock price	$10.09	$10.15
Strike price	$11.50	$11.50
Probability of completing a Business Combination	100%	88%
Dividend yield	—	—
Term (in years)	5.34	5.98
Volatility	9.0%	15.9%
Risk-free rate	1.04%	0.5%
Fair value of warrants	$0.53	$1.04

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000
Change in valuation inputs or other assumptions	(2,766,750)	(5,865,000)	(8,631,750)
Fair value as of September 30, 2021	$2,875,250	$5,980,000	$8,855,250

Note 11 — Subsequent Events

On November 22, 2021, the Company announced that its sponsor, Breeze Sponsor, LLC, timely deposited an aggregate of $1,150,000 (the “Extension Payment”), representing $0.10 per public share, into the Trust Account in order to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022 (the “Extension”). The Sponsor loaned the Extension Payment to the Company in exchange for a promissory note in the amount of the Extension Payment. The loan under the promissory note is non-interest bearing and will be repaid upon the consummation of a business combination. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extension.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

As indicated in the accompanying financial statements at September 30, 2021, we had $9,584 in cash and negative working capital of $115,842, which excludes franchise taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $3,601,700, which consisted of a gain in fair value of warrant liabilities of $3,777,750, interest income on funds held in the Money Market Account of $76 and an unrealized gain on marketable securities held in our Trust Account of $14,444, partially offset by operating and formation costs of $190,570.

For the nine months ended September 30, 2021, we had net income of $7,792,957, which consisted of interest income on funds held in the Money Market Account of $763, an unrealized gain on marketable securities held in our Trust Account of $30,035, and a gain on change in fair value of warrant liabilities of $8,631,750, partially offset by operating and formation costs of $869,591.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $116,725,000 was placed in the Trust Account. We incurred $4,099,907 in transaction costs, including $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other costs.  The Company recorded $3,704,282 of offering costs as a reduction of equity in connection with the shares of Common Stock included in the Units. The Company immediately expensed $395,625 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $116,764,515 (including approximately $30,035 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2021, cash used in operating activities was $684,234. Net income of $7,792,957 was affected by an unrealized gain on marketable securities held in Trust of $30,035, a decrease in fair value of warrant liabilities of $8,631,750, and a decrease in working capital of $184,594.

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

As of September 30, 2021, we had cash of $9,584 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Common stock subject to possible redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net income per share of common stock

Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net income per share is the same for redeemable and non-redeemable shares of common stock.  The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 16,925,000 shares in the calculation of diluted earnings per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, June 30, 2021 and March 31, 2021, due to the restatement of our unaudited financial statements as of and for the periods ended March 31, 2021, and June 30, 2021 related to the accounting for complex financial instruments, as described in Note 2 to the accompanying unaudited financial statements, which combined constitutes a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021  (the “Prior Reports”).

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K/A filed with the SEC on January 14, 2022.

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: January 14, 2022	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)