Form 10-Q/A
period 2021-09-30
Breeze Holdings Acquisition Corp.
filed 2022-03-11
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Breeze Holdings Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Breeze Holding Acquisition Corp. as of and for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on January 14, 2022 (the “Original Filing”).

The Company has re-evaluated its application of ASC 718, Compensation – Stock Compensation (Topic 718) to the treatment of the purchase of Founder Shares, par value $0.0001 per share (the “Founder Shares”), by our independent directors from our Sponsor on July 6, 2021. Historically, no compensation expense was recorded as a result of the stock purchase. Pursuant to such re-evaluation, the Company’s management has determined that compensation expense should have been recorded for the stock purchase at the time of the transaction.

Therefore, on March 9, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on January 14, 2022 should be restated to report compensation expense related to the purchase of Founder Shares by our independent directors from our sponsor, and should no longer be relied upon. As such, the Company will file an amendment to the Original Filing, and the unaudited interim financial statements for the quarter ended September 30, 2021 will be restated within the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

We are filing this Amendment No. 1 to amend and restate the First Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement: (i) Part I, Item 1. Condensed Financial Statements; and (ii) Part I, Item 4, Controls and Procedures. In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 31.2).

Except as described above, no other information included in the Quarterly Report on Form 10-Q of Breeze Holdings Acquisition Corp. as of September 30, 2021, as filed with the SEC on January 14, 2022 is being amended or updated by this Amendment No. 1 and. other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	2
Item 1. Condensed Financial Statements	2
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2
Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 and the Period from June 11, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Changes in Stockholders’ Equity (deficit) for the Three and Nine Months ended September 30, 2021 and the Period from June 11, 2020 (inception) through September 30, 2020	4
Unaudited Condensed Statement of Cash Flows for the Nine Months ended September 30, 2021	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	30
Part III. Signatures	31

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited) (restated)	(restated)
ASSETS
Current assets
Cash	$9,584	$693,818
Prepaid expenses	177,448	136,949
Total Current Assets	187,032	830,767
Cash and marketable securities held in Trust Account	116,764,515	116,734,480
Prepaid expenses, non-current	—	23,292
TOTAL ASSETS	$116,951,547	$117,588,539
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$244,895	$67,264
Common stock payable		74,850
Current maturities of long-term liability	57,978	136,949
Franchise taxes payable	149,589	23,156
Total Current Liabilities	452,462	302,219
Warrant liabilities	8,855,250	17,487,000
Long-term liability	—	23,292
Total Liabilities	9,307,712	17,812,511
Commitments
Common stock subject to possible redemption, 11,500,000 shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	115,000,000	115,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares and 3,125,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (excluding 11,500,000 shares subject to possible redemption)	315	313
Additional paid-in capital	475,848	—
Accumulated deficit	(7,832,328)	(15,224,285)
Total Stockholders’ Deficit	(7,356,165)	(15,223,972)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$116,951,547	$117,588,539

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021 (restated)	Nine Months Ended September 30, 2021 (restated)	June 11, 2020 (inception) through September 30, 2020
Operating and formation costs	$591,570	$1,270,591	$—
Loss from operations	591,570	1,270,591	—
Other income:
Interest income	76	763	—
Unrealized gain on marketable securities held in Trust Account	14,444	30,035	—
Change in fair value of warrant liabilities	3,777,750	8,631,750	—
Total other income	3,792,270	8,662,548	—
Net income	$3,200,700	$7,391,957	$—
Basic and diluted weighted average shares outstanding	14,634,130	14,628,077	2,875,000
Basic and diluted net income per share, Common Stock	$0.22	$0.51	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021, as restated	3,125,000	$313	$—	$(15,224,285)	$(15,223,972)
Net income	—	—	—	5,776,318	5,776,318
Balance – March 31, 2021, as restated	3,125,000	$313	$—	$(9,447,967)	$(9,447,654)
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance – June 30, 2021, as restated	3,125,000	$313	$—	$(11,033,028)	$(11,032,715)
Common Stock issued to Consultant	15,000	2	74,848	—	74,850
Common Stock purchased by Directors from Sponsor	—	—	401,000	—	401,000
Net income	—	—	—	3,200,700	3,200,700
Balance – September 30, 2021, as restated	3,140,000	$315	$475,848	$(7,832,328)	$(7,356,165)

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

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED) (As Restated)

Cash Flows from Operating Activities:
Net income	$7,391,957
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(30,035)
Change in fair value of warrant liabilities	(8,631,750)
Compensation expense for common stock purchased by Directors from Sponsor	401,000
Changes in operating assets and liabilities
Prepaid expenses and other liabilities	(119,470)
Accounts payable and accrued expenses	177,631
Franchise taxes payable	126,433
Net cash used in operating activities	(684,234)
Net Change in Cash	(684,234)
Cash – Beginning of period	693,818
Cash – End of period	$9,584
Non-Cash investing and financing activities
Common stock issued to Consultant	$74,850
Compensation expense for common stock purchased by Directors from Sponsor	$401,000

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

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Common stock payable	$—	$74,850	$74,850
Total common stock subject to possible redemption	100,627,190	14,372,810	115,000,000
Common stock	471	(158)	313
Retained earnings (accumulated deficit)	4,999,535	(14,447,502)	(9,447,967)
Total stockholders’ equity (deficit)	5,000,006	(14,447,660)	(9,447,654)

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Common stock payable	$—	$74,850	$74,850
Total common stock subject to possible redemption	99,042,129	15,957,871	115,000,000
Common stock	486	(173)	313
Accumulated deficit	4,999,520	(16,032,548)	(11,033,028)
Total stockholders’ equity (deficit)	5,000,006	(16,033,721)	(11,032,715)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,914,009	(9,914,009)	—
Basic and diluted net earnings per share, Redeemable Common Stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,710,991	(4,710,991)	—
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.04)	$0.04	$—
Basic and diluted weighted average shares outstanding	—	14,625,000	14,625,000
Basic and diluted net loss per share of Common Stock	$—	$0.39	$0.39

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,912,293	(9,912,293)	—
Basic and diluted net earnings per share, Redeemable Common Stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,712,707	(4,712,707)	—
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.09)	$0.09	$—
Basic and diluted weighted average shares outstanding	—	14,625,000	14,625,000
Basic and diluted net loss per share of Common Stock	$—	$(0.11)	$(0.11)
	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Redeemable Common Stock	9,630,170	(9,630,170)	—
Basic and diluted net earnings per share, Redeemable Common Stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	4,993,967	(4,993,967)	—
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.12)	$0.12	$—
Basic and diluted weighted average shares outstanding	—	14,625,000	14,625,000
Basic and diluted net loss per share of Common Stock	$—	$0.29	$0.29

Changes in the Statement of Stockholders’ Equity for the periods ended March 31, 2021 and June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
As Previously Reported:
Balance - January 1, 2021	5,280,087	$529	$583,698	$4,415,775	$5,000,002
Change in common stock subject to possible redemption	(569,096)	(58)	(5,776,256)	—	(5,776,314)
Reclassify negative portion of addition paid-in capital	—	—	5,192,558	(5,192,558)	—
Net income	—	—	—	5,776,318	5,776,318
Balance - March 31, 2021	4,710,991	$471	$—	$4,999,535	$5,000,006
Change in common stock subject to possible redemption	156,164	15	—	1,585,046	1,585,061
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance - June 30, 2021	4,867,155	$486	$—	$4,999,520	$5,000,006
Adjustments:
Balance - January 1, 2021	(2,155,087)	$(216)	$(583,698)	$(19,640,060)	$(20,223,974)
Change in common stock subject to possible redemption	569,096	58	5,776,256	—	5,776,314
Reclassify negative portion of addition paid-in capital	—	—	(5,192,558)	5,192,558	—
Net income	—	—	—	—	—
Balance - March 31, 2021	(1,585,991)	$(158)	$—	$(14,447,502)	$(14,447,660)
Change in common stock subject to possible redemption	(156,164)	(15)	—	(1,585,046)	(1,585,061)
Net loss	—	—	—	—	—
Balance - June 30, 2021	(1,742,155)	$(173)	$—	$(16,032,548)	$(16,032,721)
As Restated:
Balance - January 1, 2021	3,125,000	$ 313	$ —	$ (15,224,285)	$ (15,223,972)
Net income	—	—	—	5,776,318	5,776,318
Balance - March 31, 2021	3,125,000	$ 313	$ —	$ (9,447,967)	$ (9,447,654)
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance - June 30, 2021	3,125,000	$313	$—	$(11,033,028)	$(11,032,715)

Statement of Cash Flows for the Three Months Ending March 31, 2021

Three Months Ended March 31, 2021

	As Previously Reported	Adjustments	As Restated
Non-Cash investing and financing activities:
Change in value of common stock subject to redemption	$ 5,776,314	$ (5,776,314)	$ —

Statement of Cash Flows for the Six Months Ending June 30, 2021

Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Restated
Non-Cash investing and financing activities:
Change in value of common stock subject to redemption	$ 4,191,253	$ (4,191,253)	$ —

Restatement of previously issued Financial Statements for the three months ended September 30, 2021

The Company identified that in its Form 10-Q for the three months ended September 30, 2021 filed with the SEC on January 14, 2022, that the compensation expense related to the transfer of Founder Shares to Company directors was not recorded in accordance with the applicable authoritative guidance in FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).

The correction of the accounting error related to Founder Shares transferred to Company directors resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, or total operating, investing or financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	September 30, 2021
	As Previously Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Additional paid-in capital	$74,848	$401,000	$475,848
Accumulated deficit	$(7,431,328)	$(401,000)	$(7,832,328)
Total shareholders' deficit	$(7,356,165)	$—	$(7,356,165)
Condensed Statement of Operations for the three months ended September 30, 2021 (unaudited)
Operating and formation costs	$190,570	$401,000	$ 591,570
Loss from operations	$190,570	$ 401,000	$ 591,570
Net income	$3,601,700	$ (401,000)	$3,200,700
Basic and diluted net income per share, Common Stock	$0.25	$(0.03)	$0.22
Condensed Statement of Operations for the nine months ended September 30, 2021 (unaudited)
Operating and formation costs	$869,591	$401,000	$ 1,270,591
Loss from operations	$869,591	$ 401,000	$ 1,270,591
Net income	$7,792,957	$ (401,000)	$7,391,957
Basic and diluted net income per share, Common Stock	$0.53	$(0.02)	$0.51
Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)
Cash Flows from Operating Activities:
Net income	$7,792,957	$ (401,000)	$7,391,957
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense for common stock purchased by Directors from Sponsor	$ —	$ 401,000	$ 401,000
Non-Cash investing and financing activities:
Compensation expense for common stock purchased by Directors from Sponsor	$ —	$ 401,000	$ 401,000

Changes in the Statement of Stockholders’ Equity for the three months ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
As Previously Reported:
Balance - June 30, 2021, as restated	3,125,000	$313	$—	$(11,033,028)	$(11,032,715)
Common Stock issued to Consultant	15,000	2	74,848	—	74,850
Net income	—	—	—	3,601,700	3,601,700
Balance - September 30, 2021	3,140,000	$315	$74,848	$(7,431,328)	$(7,356,165)
Adjustments:
Balance - June 30, 2021, as restated	—	$—	$—	$—	$—
Common Stock issued to Consultant	—	—	—	—	—
Common Stock purchased by Directors from Sponsor	—	—	401,000	—	401,000
Net income	—	—	—	(401,000)	(401,000)
Balance - September 30, 2021	—	$—	$401,000	$ (401,000)	$ —
As Restated:
Balance - June 30, 2021, as restated	3,125,000	$313	$—	$(11,033,028)	$(11,032,715)
Common Stock issued to Consultant	15,000	2	74,848	—	74,850
Common Stock purchased by Directors from Sponsor	—	—	401,000	—	401,000
Net income	—	—	—	3,200,700	3,200,700
Balance - September 30, 2021	3,140,000	$315	$475,848	$(7,832,328)	$(7,356,165)

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

Net income per share (as restated)

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Basic and diluted net income per share of common stock
Numerator:
Net income	$3,200,700	$7,391,957
Denominator:
Basic and diluted weighted average shares common stock outstanding	14,634,130	14,628,077
Basic and diluted net income per share common stock	$0.22	$0.51

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

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right worth one-twentieth of a share and one warrant (“Public Warrant”). On November 25, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 8).

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

The Sponsor and each holder of Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business

Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The Company had agreed with each of its four independent directors (the “Directors”) subsequent to incorporation of the Company to provide them the right to each purchase 25,000 Founder Shares with a par value of $0.0001 of the Company from Breeze Sponsor, LLC (the “Sponsor”). The Directors each exercised their right in full on July 6, 2021 and purchased 100,000 shares (25,000 per each Director) of the Founder Shares from Sponsor for a total of $10 in the aggregate.

The sale or allocation of the Founders Shares to the Company’s Directors, as described above, is within the scope of  ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s Directors was $401,000 or $4.01 per share. The compensation expense related to these share purchases was recorded in full on the grant date of July 6, 2021 for a total of $401,000. This expense is included within operating and formation costs on the statement of operations for the 3 and 9 months ended September 30, 2021.

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

Related Party Loans

On June 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering and the Company’s organizational and initial financing activities. The Note was non-interest bearing and payable on the earlier of (i) December 31, 2020, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding amount of $145,617 under the Promissory Note was repaid on November 25, 2020

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

For the three months ended September 30, 2021, we had net income of $3,200,700, which consisted of a gain in fair value of warrant liabilities of $3,777,750, interest income on funds held in the Money Market Account of $76 and an unrealized gain on marketable securities held in our Trust Account of $14,444, partially offset by operating and formation costs of $591,570.

For the nine months ended September 30, 2021, we had net income of $7,391,957, which consisted of interest income on funds held in the Money Market Account of $763, an unrealized gain on marketable securities held in our Trust Account of $30,035, and a gain on change in fair value of warrant liabilities of $8,631,750, partially offset by operating and formation costs of $1,270,591.

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

For the nine months ended September 30, 2021, cash used in operating activities was $684,234 which was due to a change in fair value of warrant liabilities of $8,631,750, and an unrealized gain on marketable securities held in Trust Account of $30,035, offset in part by our net income of $7,391,957, common stock purchased by Directors from Sponsor of $401,000, and changes in working capital of $184,594.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, June 30, 2021 and March 31, 2021, due to the restatement of our unaudited financial statements as of and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 related to the accounting for complex financial instruments, as described in Note 2 to the accompanying unaudited financial statements, which combined constitutes a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s unaudited financial statements as of and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: March 11, 2022	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)