Form 10-K
period 2021-12-31
Breeze Holdings Acquisition Corp.
filed 2022-03-11
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of common stock on June 30, 2021, as reported on the NASDAQ, was $115,345,000 (based on the closing sales price of the common stock on June 30, 2021 of $10.03).

As of February 28, 2022, 14,640,000 shares of common stock, par value $0.0001, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“common stock” is to our common stock;
•	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering;
•	“Initial Public Offering” refers to the Initial Public Offering closed on November 25, 2020 (the “Closing Date”)
•	“initial stockholders” are to our holders of our founder shares prior to our Initial Public Offering (or their permitted transferees);
•	“management” or our “management team” are to our officers and directors;
•

“private placement warrants” are to the warrants issued to our sponsor and I-Bankers Securities, Inc. (“I-Bankers”) in a private placement simultaneously with the closing of our Initial Public Offering;

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

•	“rights” are to the rights; and
•	“Breeze,” “we,” “us,” “company” or “our company” are to Breeze Holdings Acquisition Corp.

ii

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Amendment. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

ITEM 1.        BUSINESS

Overview

We are a blank check company incorporated on June 11, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. While we may pursue an acquisition opportunity in any industry or sector, we are focusing on assets used in exploring, developing, producing, transporting, storing, gathering, processing, fractionating, refining, distributing or marketing of natural gas, natural gas liquids, crude oil or refined products in North America.

We intend to identify and acquire a business that could benefit from a hands-on owner with extensive operational experience in the energy sector in North America and that presents potential for an attractive risk-adjusted return profile under our stewardship. Even fundamentally sound companies can often under-perform their potential due to underinvestment, a temporary period of dislocation in the markets in which they operate, including the impact of COVID-19, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. Our management team has extensive experience in identifying and executing such potential acquisitions across the upstream and midstream energy sectors. In addition, our team has significant hands-on experience working with private companies in preparing for and executing an initial public offering and serving as active owners and directors by working closely with these companies to continue their transformations and to create value in the public markets.

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

Proposed Business Combination with D-Orbit

On January 26, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Combination Agreement”), by and among Breeze, D-Orbit S.p.A., an Italian Società per azioni (“D-Orbit”), D-Orbit S.A., a newly-formed joint stock company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”), Lift-Off Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Seraphim Space (Manager) LLP, a UK limited liability partnership. D-Orbit is a space logistics and transportation infrastructure pioneer with offices in Italy, Portugal, the UK, and the US. Upon consummation of the transactions contemplated by the Combination Agreement (the “Business Combination”), Holdco would become the NASDAQ-listed parent company of both Breeze and D-Orbit, with the former Breeze stockholders (including the sponsor) owning pro forma approximately 11% and former D-Orbit shareholders owning approximately 84% of the Holdco Shares outstanding immediately after closing, assuming no redemptions.

The Combination Agreement provides that, on the terms and subject to the conditions contained therein, (i) each of the D-Orbit shareholders will enter into a Contribution and Exchange Agreement with D-Orbit and Holdco (each an “Exchange Agreement”), pursuant to which each such shareholder will agree to contribute all of their shares of D-Orbit (“D-Orbit Shares”) to Holdco, resulting in D-Orbit becoming a subsidiary of Holdco, in exchange for a number of ordinary shares of Holdco (“Holdco Shares”) equal to (x) the number of D-Orbit Shares contributed by such shareholder times (y) the Exchange Ratio (as defined below; such exchange, the “Exchange,” and the effective time of the Exchange, the “Exchange Effective Time”), and (ii) following the consummation of the Exchange, Merger Sub will merge with and into Breeze, with Breeze becoming a wholly-owned subsidiary of Holdco (the “Merger”), and each share of common stock, par value $0.0001 per share, of Breeze (“Breeze Common Stock”) will be converted into one Holdco Share.

In accordance with the terms and subject to the conditions of the Combination Agreement,

•

Each issued and outstanding D-Orbit Share contributed to Holdco pursuant to the applicable Exchange Agreement will entitle the contributing D-Orbit shareholder to receive a number of Holdco Shares equal to the quotient of (x) $1.2 billion divided by (y) the number of D-Orbit Shares outstanding immediately before the Exchange Effective Time, assuming the exercise of all vested options to acquire D-Orbit Shares then outstanding, divided by (z) $10 (the “Exchange Ratio”);

•

Each share of Breeze Common Stock issued and outstanding immediately prior to the time the Merger becomes effective (the “Merger Effective Time”) (other than shares held in treasury by Breeze, which will be cancelled for no consideration) will be converted into one Holdco Share;

•	Each outstanding right to acquire 1/20th of a share of Breeze Common Stock (a “Breeze Right”) will be converted into the right to receive 1/20th of a Holdco Share;

•

Each outstanding warrant to acquire shares of Breeze Common Stock (a “Breeze Warrant”) will be assumed by Holdco and converted into a warrant to acquire an equal number of Holdco Shares at an exercise price of $11.50 per share, subject to adjustment as described in the Breeze Warrant, at any time commencing 30 days after the Closing Date until five years after the Closing Date;

•

Each outstanding vested and unvested D-Orbit option is anticipated to be converted into the right to receive an option issued by Holdco for a number of Holdco Shares equal (x) to the number of D-Orbit Shares subject to such D-Orbit option immediately prior to the Exchange Effective Time multiplied by (y) the Exchange Ratio;

•

Each outstanding D-Orbit warrant is anticipated to be either exercised or converted into cash or warrants to acquire Holdco Shares prior to the Merger Effective Time or otherwise will remain in effect under its existing terms; and

•

Each share of common stock, par value $0.01 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into one share of common stock, par value $0.01 per share, of the surviving corporation of the Merger.

Concurrently with the execution of the Combination Agreement, Breeze, Breeze Sponsor, LLC and certain other holders of Breeze Common Stock and Breeze Warrants entered into a SPAC Stockholder Support Agreement (the “Breeze Stockholder Support Agreement”), pursuant to which such holders agreed, among other things, (i) to vote at any meeting of the stockholders of Breeze all of its shares of Breeze Common Stock held of record or thereafter acquired in favor of the proposals required to effect the Business Combination, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Breeze Stockholder Support Agreement.

Concurrently with the execution of the Combination Agreement, D-Orbit, Holdco and certain D-Orbit shareholders entered into a Company Stockholder Support Agreement providing that, among other things, the D-Orbit shareholders party thereto will contribute their D-Orbit Shares to Holdco in the Exchange pursuant to an Exchange Agreement.

Prior to execution of the Combination Agreement, on January 26, 2022, Breeze, Holdco and D-Orbit entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an entity managed by ATW Partners, LLC (the “Debenture Investor”), pursuant to which the Debenture Investor agreed to purchase, and Holdco agreed to issue and sell to the Debenture Investor, on the Closing Date an aggregate principal amount of $30,000,000 of Holdco’s Original Issue Discount Convertible Debentures (the “Debentures”) due four years from their date of issuance (the “Debenture Financing”) with net proceeds of $29,126,214 (which is net of an original issuance discount). The Debentures will have an interest rate of 2.75% over the prime rate established by the Wall Street Journal. Subject to certain beneficial ownership limitations, the Debentures will be convertible, in whole or in part at the election of the holder, into Holdco Shares at a conversion price of $12.00 per share (the “Conversion Price”). Prior to the maturity date of the Debentures, Holdco may prepay all or any portion of the Debentures, upon sixty (60) business days’ written notice, for 110% of the total outstanding balance of the Debentures being redeemed. Holdco may force conversion of all or any portion of the Debentures after the later of (i) the Effective Date (as defined in the Securities Purchase Agreement) and (ii) the first anniversary of the Closing Date, subject to the Debenture Investor’s prior right to convert its Debenture, if the trading price of the Holdco Shares exceeds 130% of the Conversion Price during 20 out of the preceding 30 trading days (the “Measurement Period”) and the 30-day average daily trading volume ending on, and including, the last trading day of such 30-trading day period exceeds $2,000,000. In the event of a prepayment or forced conversion of the Debentures, Holdco will be obligated to issue additional Debenture Investor Warrants (defined below) exercisable at 130% of the Conversion Price for 25% of the principal amount of the Debentures being prepaid (in the event of a prepayment) or subject to conversion (in the event of a forced conversion), divided by the Conversion Price. Holdco may at its election pay any interest payments on the Debentures in the form of Holdco Shares pursuant to and in accordance with the terms of the Debentures.

Pursuant to the Securities Purchase Agreement, Holdco also agreed to issue, immediately following the Closing and for no additional consideration, warrants to purchase 2,575,000 Holdco Shares (the “Debenture Investor Warrants”) to the Debenture Investor and callable warrants (the “Callable Warrants”, collectively the “Warrants”) to an affiliate of the Debenture Investor (the “Callable Warrant Holder”) to acquire up to 12,000,000 Holdco Shares (the “Callable Shares”). Subject to certain beneficial ownership limitations, the Warrants will be initially exercisable after the issuance date at an exercise price equal to $12.50 per Holdco Share, subject to adjustments as provided under the terms of the Warrants. The Warrants will terminate seven and one-half years after the initial exercise date. The Warrants will also include anti-dilution protection on the price and the number of shares issuable with respect to future equity offerings by Holdco. The Warrants will also include customary cashless exercise or net exercise provisions, which may be exercised if the underlying Holdco Shares are not subject to an effective registration statement at the time of exercise.

The Callable Warrants will be callable by Holdco after the Effective Date if, on a call date, (i) the simple average of the volume weighted average price per Holdco Share for each of five consecutive trading days prior to such call date exceeds $5.00 and (ii) the average trading volume for the three-trading day period prior to such call date exceeds 50,000 Holdco Shares. Each call notice will be for an amount of Callable Shares equal to the lesser of 10,000,000 Callable Shares and 15% of the daily trading volume of the Holdco Shares and subject to certain beneficial ownership limitations. The call exercise price for Holdco shall be an amount equal to 95% of the volume weighted average price of the Holdco Shares for the two-day period following the call notice. The Callable Warrants may be exercised by the Callable Warrant Holder after the issuance date at an exercise price equal to $30.00 per Callable Share. The Callable Warrants will terminate three years after the Closing Date unless earlier terminated by Holdco after providing five trading days’ advance notice to the Callable Warrant Holder. The Callable Warrants will not include cashless exercise or net exercise provisions.

In advance of entering into the Combination Agreement, D-Orbit and Holdco entered into Subscription Agreements with certain D-Orbit shareholders (collectively, the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and Holdco agreed to issue and sell to the PIPE Investors, 550,000 newly issued Holdco Shares for gross proceeds of approximately $5.5 million.

Prior to entering into the Combination Agreement, D-Orbit entered into Convertible Bond Subscription Agreements with certain investors (the “Convertible Bondholders”) pursuant to which the Convertible Bondholders purchased Convertible Bonds from D-Orbit in exchange for approximately $59 million (€51.5 million). The Convertible Bonds will convert into D-Orbit Shares immediately prior to the Exchange, at which time the Convertible Bondholders will become the Converted Company Shareholders. The Converted Company Shareholders will receive Holdco Shares in exchange for their D-Orbit Shares pursuant to the Exchange along with the Existing Company Shareholders. The Holdco Shares received by the Converted Company Shareholders will be included in the Holdco Shares registered for resale pursuant to the Investor Registration Rights Agreement.

Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Business Combination with D-Orbit.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (“SEC”).

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm (exclusive of our registered independent public accounting firm) that our initial business combination is fair to our company from a financial point of view.

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

Our sponsor and executive officers have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of our initial public offering; provided that this agreement would not prevent our executive officers from serving as directors in other blank check companies.

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

•

Acquire the target company at an attractive price relative to our view of its intrinsic value: Combining rigorous bottom-up analysis as well as input from industry and financial experts, the management team intends to develop its view of the intrinsic value of the potential business combination. In doing so, the management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a business combination at an attractive price relative to such view;

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

Corporate Information

Our executive offices are located at 955 W. John Carpenter Fwy., Suite 100-929, Irving, TX 75039 and our telephone number is (619) 500-7747.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Financial Position

As of December 31, 2021, we had approximately $117.9 million held in the trust account. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report or the final prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arms-length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay an affiliate of our sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

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

Ability to Extend Time to Complete Business Combination

We had until 12 months from the closing of our initial public offering to consummate our initial business combination. However, by resolution of our board and at the request by our sponsor, we extended the period of time to 18 months to consummate a business combination exercising two 3-month extensions. Pursuant to the terms of the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC on the date of our initial public offering, in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadlines, deposited into the trust account for each three-month extension, $1,150,000, or $0.10 per share, on or prior to the date of the applicable deadline, up to an aggregate of $2,300,000, or $0.20 per share. Any such payments were made in the form of a loan. Any such loans are non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. We issued a press release announcing our intention to extend in both cases at least three days prior to the applicable deadline. In addition, for each extension we issued a press release the day after the applicable deadline announcing that the funds had been timely deposited. Investors do not have the ability to vote or redeem their shares of common stock in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares of common stock in connection with that business combination.

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

If our proposed initial business combination is not completed, we may continue to try to complete another initial business combination with a different target until 18 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

We have only 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our initial public offering. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $5,403 of proceeds held outside the trust account (as of December 31, 2021), and amounts raised after December 31, 2021, if any, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.35. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.35. Under Section 281(b) of the General Corporation Law of Delaware, as amended (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.35 per public share and (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $10.35 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.35 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $5,403 of proceeds held outside the trust account (as of December 31, 2021), and amounts raised after December 31, 2021, if any, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.35 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.35 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 18 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Periodic Reporting and Financial Information

Our common stock, rights and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Summary of Risk Factors

•

We may not be able to complete the Business Combination pursuant to the Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

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
•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.35 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per share.
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

•

We are not required to obtain an opinion on the price we are paying for the business we are completing our initial business combination with from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company or the stockholders from a financial point of view.
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

Risks Related to the Business Combination

We may not be able to complete the Business Combination pursuant to the Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Combination Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

Risks Relating to Our Search For, Consummation of, or Inability to Consummate, a Business Combination

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 18 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.35 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination within 18 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.35 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per share” and other risk factors below.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which will include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Report entitled “Item 1. Business — Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination — Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Although we focus on identifying companies in the energy sector, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.35 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per share” and other risk factors below.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.35 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.35 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per share” and other risk factors below.

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

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.35 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and continue to expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.35 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months from the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for 18 months from the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for 18 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.35 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per share” and other risk factors below.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, $947,443 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.35 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.35 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.35 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.35 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.35 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.35 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.35 per share.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance — Directors and Executive Officers.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance— Directors and Executive Officers,” “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. And, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, executive officers and directors, the registration rights agreement among us and our initial stockholders, the administrative services agreement between us and our sponsor, and the business combination marketing agreement may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

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

The target business with which we ultimately consummate a business combination may be materially adversely affected by geopolitical conflicts and wars.

With rising tensions around the world based on the current conflict between Ukraine and Russia, we may be unable to complete a business combination if concerns related to this and other potential conflicts impact global capital markets, the ability to transfer money, currency exchange rates, cyber attacks and infrastructure including power generation and transmission, communications, and travel. Escalating conflicts could also have an impact on global demands for health care, international trade including vendor supply chains, and energy. In addition, there have been recent threats to space infrastructure and equipment including cyber attacks, physical facility destruction and in-orbit satellite and equipment destruction. The outcome of these conflicts or their impact cannot be predicted and may have an adverse impact in a material way on our ability to consummate a business combination, or to operate a target business with which we ultimately consummate a business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 18 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.35 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

As a result, included on our balance sheets as of December 31, 2021 and 2020, contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses in those internal controls identified through such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our 2020 Form 10-K/A Amendment No. 1, we identified a material weakness in our internal control over financial reporting related to the previous classification of our warrants as equity instead of liabilities. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. On June 10, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for our previously filed audited balance sheet related to our initial public offering dated November 25, 2020 and our audited financial statements for the year ended December 31, 2020.

In our 2020 Form 10-K/A Amendment No. 2 (“Amendment No. 2”), we identified a material weakness in our internal control over financial reporting related to the Company’s accounting treatment of all of the Public Shares as temporary equity as described in the Explanatory Note to Amendment No. 2. The Company also recorded additional offering costs related to the excess fair value over purchase price for the sale of indirect interests in the Representative Shares by the Company to the Company’s Underwriter and Consultant as compensation for underwriting and consulting services in connection with the Initial Public Offering, as well as recording additional paid-in capital related to the relative fair value of the Rights, which are part of the Units issued in the Initial Public Offering, that were not previously recorded as described in the Explanatory Note to Amendment No. 2. However, the non-cash adjustments to the financial statements did not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or net cash flows.

In our 2021 Form 10-Q/A Amendment No. 1 for the quarter ended September 30, 2021, we identified a material weakness in our internal control over financial reporting related to the Company’s accounting treatment of founder shares purchased by independent directors as described in the Explanatory Note to 10-Q/A Amendment No. 1. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. On March 9, 2022, our audit committee authorized management to restate our unaudited financial statements for the quarter ended September 30, 2021, and, accordingly, management concluded that the control deficiency that resulted in our not booking compensation expense for the founder shares purchased by our independent directors constituted a material weakness as of September 30, 2021. This material weakness resulted in a material misstatement of our compensation expense, additional paid-in capital, accumulated deficit and related financial disclosures for our previously filed unaudited financial statements for the quarter ended September 30, 2021. However, the non-cash adjustments to the financial statements did not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or net cash flows.

 We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants, redeemable shares, representative shares, rights, and director shares but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks and uncertainties as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following the issuance of an SEC statement entitled “Staff Statement on Accounting and Reporting considerations for Warrants Issued by Special Purpose Acquisition Companies” on April 12, 2021, management and our Audit Committee concluded that it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of November 25, 2020, which was related to our IPO, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

The Company has also re-evaluated its application of ASC 480-10-S99-SA to its accounting classification of the redeemable common stock, par value $0.0001 per share, issued as part of the units sold in the Company’s initial public offering on November 23, 2020. Management and our Audit Committee have determined that all of the Public Shares be classified as temporary equity. In addition, the Company also recorded additional offering costs related to the sale of common stock to the Company’s Underwriters and Consultant as compensation in connection with the IPO. Therefore, the Company restated (i) certain items on the Company’s previously issued audited financial statements as of December 31, 2021, and (ii) the unaudited interim financial statements for the quarterly periods ended June 30, 2021 and March 31, 2021.

In addition, the Company has re-evaluated its application of ASC 718, Compensation – Stock Compensation (Topic 718) to the treatment of the purchase of founder shares, par value $0.0001 per share, by our independent directors from our sponsor on July 6, 2021. Therefore, the Company’s management has determined that compensation expense should have been recorded for the stock purchase at the time of the transaction. As a result, the Company restated certain items on the Company’s previously issued unaudited interim financial statements for the quarter ended September 30, 2021.

As a result of such material weaknesses, the restatement of previously issued financials of the Company, the change in accounting for the warrants and redeemable shares, and the recording of additional offering costs, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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

(b) Holders

On February 15, 2022, there were 10 holders of record for our shares of common stock, 1 holder of our rights and 3 holders of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of $4,099,907 (including underwriting commissions of approximately $2.3 million). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions and the initial public offering expenses, $116,725,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.15 per Unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

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

ITEM 6. [RESERVED]

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

As indicated in the accompanying financial statements, at December 31, 2021 and December 31, 2020, we had $5,403 and $693,818 in cash, respectively, and a working capital deficit of $1,667,202 and surplus of $626,554, respectively (excluding franchise tax payable and common stock payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $8,703,976 which consisted of a change in fair value of warrant liabilities of $10,378,500, interest income in our money market account of $764, and an unrealized gain on marketable securities held in our trust account of $47,076, offset by operating and formation costs of $1,722,364.

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

Liquidity and Capital Resources

On November 25, 2020, we consummated the Initial Public Offering of 11,500,000 units at a price of $10.00 per unit (including 1,500,000 units from the full exercise of the underwriters’ over-allotment option), generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,425,000 private placement warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,425,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the private placement warrants, a total of $116,725,000 was placed in the trust account. We incurred $4,099,907 in transaction costs, including $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $117,931,556 (including $56,556 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $116,734,480 (including $9,480 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes.

For the year ended December 31, 2021, cash used in operating activities was $688,415 which was due to a change in fair value of warrant liabilities of $10,378,500, and an unrealized gain on marketable securities held in Trust Account of $47,076, offset in part by our net income of $8,703,976, compensation expense for common stock purchased by Directors from Sponsor of $401,000, and changes in working capital of $632,185.

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

As of December 31, 2021 and 2020, the Company had $5,403 and $693,818, respectively, in cash held outside of the Trust Account and a working capital deficit of $1,667,202 and surplus of $626,554, respectively, (excluding franchise tax payable and common stock payable).

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

On November 19, 2021, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) August 31, 2022.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) August 31, 2022.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 and 2020.

Contractual obligations

On November 19, 2021, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) August 31, 2022.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) August 31, 2022.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Representative and Consultant Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. The Company accounts for the Representative Shares and Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants will be expensed immediately in the Statement of Operations, while offering costs allocated to the redeemable Public Shares will be deferred and subsequently charged to temporary stockholders’ equity upon the completion of the Initial Public Offering.

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income (loss) per share of common stock. As a result, the calculated net income (loss) per share is the same for redeemable and non-redeemable shares of common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective related to the accounting for complex financial instruments which combined constitutes a material weakness in our internal control over financial reporting.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 due to the material weakness in our internal control over financial reporting described above.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in the Prior Reports, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report our directors and officers are as follows:

Name	Age	Title
J. Douglas Ramsey, Ph.D.	61	Chairman, Chief Executive Officer and Chief Financial Officer
Russell D. Griffin	58	President and Director
Charles C. Ross, P.E.	65	Chief Operating Officer
Daniel L. Hunt	45	Independent Director
Albert McLelland	63	Independent Director
Robert Lee Thomas	62	Independent Director
Bill Stark	66	Independent Director

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

Russell D. Griffin has served as our President and as a director since June 2020. Mr. Griffin was the Chief Operating Officer of Saddle Operating and served in that role from November 2015 until June 2019. Prior to joining Saddle Operating, Mr. Griffin served as the Vice President of Environmental, Health and Safety of EXCO Resources from June 2010 until November 2015, and as the Vice President of Environmental, Health and Safety of TGGT Holdings, an independent midstream oil and gas company, from 2012 until 2013. Prior to joining EXCO Resources, Mr. Griffin was the Senior Regulatory Representative for Hunt Oil Company, an independent international oil and natural gas company, from August 2005 until January 2008 and held positions in exploration and production operations from August 1984 until August 2005. His areas of expertise include onshore U.S conventional and non-conventional, offshore Gulf of Mexico Outer Continental Shelf (OCS) as well as State waters of both Louisiana and Texas. Mr. Griffin has also led or participated in multiple acquisitions and divestitures, both domestic and international. He is a member of the American Association of Drilling Engineers, Society of Petroleum Engineers and American Association of Safety Professionals. Mr. Griffin received his BS degree in Petroleum Engineering Technology and an AS degree in Safety Management from Nicholls State University. Mr. Griffin is National Association of Corporate Directors (NACD) Directorship Certified. Mr. Griffin is well qualified to serve as a director because of his more than 35 years of diverse experience in management, operations, drilling, regulatory compliance and EHS in the oil and gas industry with an in-depth knowledge of federal, state and local compliance requirements with governmental regulations and standards.

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

Bill Stark has served as a director since November 2020. Mr. Stark currently serves as Senior Vice President of the Americas, and previous served as the Vice President—Western U.S. Operations of Ulterra from August 2017 to March 2021. Mr. Stark has operated in different executive positions over the Permian since joining Ulterra. In December 2009, Mr. Stark became the District Manager over the Permian. In January 2012, Mr. Stark was promoted to Area Manager for Ulterra—Permian. Prior to this, he was an agent for Halliburton—Security DBS, as well as President/Owner of Permian Bit Service Inc. and Permian Equipment Rentals Inc. Mr. Stark was one of the first to successfully introduce and continually market PDC bits in the Spraberry Trend. He has over 40 years of experience in the oil industry, all of which were with Halliburton before joining Ulterra. Mr. Stark led a team in the Permian that became one of the largest revenue districts in the U.S. for Halliburton-Security DBS. From 2012 to 2017, Mr. Stark operated as the Director of National Sales which grew Ulterra into becoming number one in market share in the U.S. In addition to his success with Ulterra, in 2012, Mr. Stark also became President and CEO of Cactus Fuel, LLC while continuously maintaining his role at Ulterra. Mr. Stark lives in Midland, Texas. Mr. Stark is well qualified to serve as a director because of his extensive energy services experience, ability to grow profitable companies, vast network with oil and gas producers and leadership skills.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Hunt, Mr. McLelland, Mr. Thomas and Mr. Stark are “independent directors” as defined in NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors.

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

Our sponsor and executive officers have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of our initial public offering; provided that this agreement would not prevent our executive officers from serving as directors in other blank check companies. Neither Bankers nor any of its affiliates has entered into such an agreement, and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company. Potential investors should also be aware of the following other potential conflicts of interest:

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

•

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the holder of such shares until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm other than our registered independent public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The beneficial ownership of our shares of common stock is based on 14,640,000 shares of common stock issued and outstanding as of February 15, 2022.

	Common Stock
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Breeze Sponsor, LLC	2,475,000	16.9%
J. Douglas Ramsey, Ph.D. (2)	2,475,000	16.9%
Russell D. Griffin (3)	—	*
Charles C. Ross (3)	—	*
Albert McLelland	25,000	*
Daniel L. Hunt	25,000	*
Robert Lee Thomas	25,000	*
Bill Stark	25,000	*
All directors and executive officers as a group (7 individuals)	2,575,000	17.6%
Karpus Investment Management (4)	2,990,669	20.4%
Polar Asset Management Partners Inc. (5)	1,011,247	6.9%
Hudson Bay Capital Management LP (6)	861,240	5.9%
Boothbay Fund Management, LLC (7)	800,000	5.5%
ATW SPAC Management LLC (8)	800,000	5.5%
Feis Equities LLC (9)	746,908	5.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Breeze Holdings Acquisition Corp., 955 W. John Carpenter Fwy., Suite 100-929, Irving, TX 75039.

(2)

Represents shares of common stock owned by our sponsor, Breeze Sponsor, LLC. Dr. Ramsey is the manager of the Sponsor and has voting and dispositive control over all such shares. Dr. Ramsey disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

(3)	Does not include any securities held by our sponsor, Breeze Sponsor, LLC, of which each person is a direct or indirect member.

(4)

Based solely on the amendment to Schedule 13G filed with the SEC on February 14, 2022 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”), with respect to the shares of common stock held by certain managed accounts to which Karpus serves as investment advisor. The business address of reporting persons is 183 Sully’s Trail, Pittsford, NY 14534.

(5)

Based solely on the amendment to Schedule 13G filed with the SEC on February 7, 2022 by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund, (“PMSMF”) with respect to the common stock directly held by PMSMF. The address of the reporting person is 16 York Street, Suite 2900, Toronto, ON M5J 0E6, Canada.

(6)

Based solely on the amendment to Schedule 13G filed with the SEC on February 4, 2022 by Hudson Bay Capital Management LP (“Hudson Bay”) and Mr. Sander Gerber, with respect to the shares of common stock held by HB Strategies LLC and Hudson Bay Master Fund Ltd., to which Hudson Bay serves as investment manager. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay. The reporting persons share voting and dispositive power with respect to all such shares. Mr. Gerber disclaims beneficial ownership of these securities. The business address of reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(7)

Based solely on the Schedule 13G filed with the SEC on February 10, 2022 by Boothbay Absolute Return Strategies, LP (the “Fund”), Boothbay Fund Management, LLC (the “Adviser”) and Mr. Ari Glass with respect to the shares of common stock held by the Fund, to which the Adviser serves as investment manager. Mr. Glass is the Managing Member of the Adviser. The Fund has shared voting and shared dispositive power with respect to 535,993 shares and the Adviser and Mr. Glass have shared voting and shared dispositive power with respect to all reported shares. Each of the reporting persons disclaims beneficial ownership of the reported shares except to the extent of the reporting person’s pecuniary interest therein. The business address of the reporting persons is 140 East 45th Street, New York, NY 10017.

(8)

Based solely on the Schedule 13G filed with the SEC on February 14, 2022 by ATW SPAC Management LLC (the “Adviser”) and Antonio Ruiz-Gimenez with respect to shares held by separately managed accounts managed by the Adviser, of which Mr. Ruiz-Gimenez is the Managing Member. The reporting persons share voting and dispositive power with respect to all such shares. Each of the reporting persons disclaims beneficial ownership of the reported shares except to the extent of the reporting person’s pecuniary interest therein. The business address of the reporting persons is 7969 NW 2nd Street, #401, Miami, FL 33126.

(9)

Based solely on the Schedule 13G filed with the SEC on January 24, 2022 by Feis Equities LLC and Mr. Lawrence M. Feis. The business address of the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, IL 60606.

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

On November 19, 2021, the sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note (the “Note”) to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. The Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) August 31, 2022.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) August 31, 2022.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC for the year ended December 31, 2021, and for the period from June 11, 2020 (inception) through December 31, 2020 totaled $84,975 and $78,045, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021, and for the period from June 11, 2020 (inception) through December 31, 2020.

Tax Fees. We paid Marcum $8,755 for tax planning and tax advice for the year ended December 31, 2021, and for the period from June 11, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021, and for the period from June 11, 2020 (inception) through December 31, 2020.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2022

BREEZE HOLDINGS ACQUISITION CORP.

/s/ J. Douglas Ramsey
Name: J. Douglas Ramsey
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Douglas Ramsey	Chairman, Chief Executive Officer and Chief	March 11, 2022
J. Douglas Ramsey	Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ Russell D. Griffin	President and Director	March 11, 2022
Russell D. Griffin

/s/ Daniel L. Hunt	Director	March 11, 2022
Daniel L. Hunt

/s/ Albert McLelland	Director	March 11, 2022
Albert McLelland

/s/ Bill Stark	Director	March 11, 2022
Bill Stark

/s/ Robert L. Thomas	Director	March 11, 2022
Robert L. Thomas

BREEZE HOLDINGS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Breeze Holdings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Breeze Holdings Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from June 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from June 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 11, 2022

BREEZE HOLDINGS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$5,403	$693,818
Prepaid expenses	124,157	136,949
Total Current Assets	129,560	830,767
Cash and marketable securities held in Trust Account	117,931,556	116,734,480
Prepaid expenses	—	23,292
Total Assets	$118,061,116	$117,588,539
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$598,447	$67,264
Franchise tax payable	200,000	23,156
Common stock payable	—	74,850
Current maturities of long-term liabilities	1,198,315	136,949
Total Current Liabilities	1,996,762	302,219
Warrant liabilities	7,108,500	17,487,000
Other long-term liabilities	—	23,292
Total Liabilities	9,105,262	17,812,511
Commitments
Common stock subject to possible redemption, 11,500,000 shares at redemption value as of December 31, 2021 and 2020, respectively	115,000,000	115,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares and 3,125,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively (excluding 11,500,000 shares subject to possible redemption)	315	313
Additional paid-in capital	475,848	—
Accumulated deficit	(6,520,309)	(15,224,285)
Total Stockholders’ Deficit	(6,044,146)	(15,223,972)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$118,061,116	$117,588,539

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the period from June 11, 2020 (inception) through December 31, 2020
Operating and formation costs	$1,722,364	$344,223
Loss from operations	(1,722,364)	(344,223)
Other income (expense):
Interest income	764	178
Unrealized gain on marketable securities held in Trust Account	47,076	9,480
Expensed offering costs	—	(395,625)
Change in fair value of warrant liabilities	10,378,500	(1,807,500)
Total other income (expenses), net	10,426,340	(2,193,467)
Net income (loss)	$8,703,976	$(2,537,690)
Basic and diluted weighted average shares outstanding	14,631,082	4,650,246
Basic and diluted net income (loss) per share of Common Stock	$0.59	$(0.55)

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM JUNE 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance – June 11, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to the Sponsor (1)	2,875,000	288	24,712	—	25,000
Common stock issued to representative	250,000	25	1,247,475	—	1,247,500
Excess of cash received over fair value of Private Placement Warrants	—	—	325,500	—	325,500
Allocation of IPO proceeds to Rights, net of offering costs	—	—	4,214,968	—	4,214,968
Accretion of Common stock to redemption value	—	—	(5,812,655)	(12,686,595)	(18,499,250)
Net loss	—	—	—	(2,537,690)	(2,537,690)
Balance – December 31, 2020	3,125,000	$313	$—	$(15,224,285)	$(15,223,972)
Common Stock issued to Consultant	15,000	2	74,848	—	74,850
Common Stock purchased by Directors from Sponsor	—	—	401,000	—	401,000
Net income	—	—	—	8,703,976	8,703,976
Balance – December 31, 2021	3,140,000	$315	$475,848	$(6,520,309)	$(6,044,146)
(1)

On June 11, 2020, the Company issued an aggregate of 100 shares of common stock to the Sponsor for an aggregate purchase price of $25,000. On July 15, 2020, the Company effected a stock split of 28,750-for-1 of its common stock resulting in an aggregate of 2,875,000 shares of common stock held by the Sponsor.

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from June 11, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,703,976	$(2,537,690)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensed offering costs on issuance of warrants	—	395,625
Unrealized gain on marketable securities held in Trust Account	(47,076)	(9,480)
Change in fair value of warrant liabilities	(10,378,500)	1,807,500
Compensation expense for common stock purchased by Directors from Sponsor	401,000	—
Changes in operating assets and liabilities:
Prepaid expense	36,084	—
Long-term liabilities	(111,926)
Accounts payable and accrued expenses	531,183	67,264
Franchise tax payable	176,844	23,156
Net cash used in operating activities	(688,415)	(253,625)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,150,000)	(116,725,000)
Net cash used in investing activities	(1,150,000)	(116,725,000)
Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders and representative	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placement Warrants	—	5,425,000
Proceeds from promissory note – related party	1,150,000	145,617
Repayment of promissory note – related party	—	(145,617)
Payment of offering costs	—	(477,557)
Net cash provided by financing activities	1,150,000	117,672,443
Net Change in Cash	(688,415)	693,818
Cash – Beginning of period	693,818	—
Cash – End of period	$5,403	$693,818
Supplemental disclosure of non-cash financing activities:
Compensation expense for common stock purchased by Directors from Sponsor	$401,000	$—
Common stock issued to Consultant	$74,850	$—
Accretion of common stock subject to redemption value	$—	$18,499,250
Value of common stock subject to redemption	$—	$115,000,000
Initial classification of warrant liabilities	$—	$15,679,500
Offering costs in exchange for common stock	$—	$25,000
Fair value of Public Rights issued to investors, net of offering costs	$—	$4,214,968
Fair value of Representative and Consultants Shares	$—	$1,322,350

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITON CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from June 11, 2020 (inception) through December 31, 2020, and the year ended December 31, 2021, relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of December 31, 2021, cash of $5,403 was held outside of the Trust Account and was available for working capital purposes.

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

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 10% or more of the Public Shares, without the Company’s prior written consent.

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

On November 22, 2021, the Company announced that its sponsor, Breeze Sponsor, LLC, timely deposited an aggregate of $1,150,000 (the “Extension Payment”), representing $0.10 per public share, into the Trust Account to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. The Sponsor loaned the Extension Payment to the Company in exchange for a promissory note in the amount of the Extension Payment. The loan under the promissory note is non-interest bearing and will be repaid upon the consummation of a business combination. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extension.

On February 22, 2022, the Company announced that its sponsor, Breeze Sponsor, LLC, timely deposited an aggregate of $1,150,000 (the “Second Extension Payment”), representing $0.10 per public share, into the Trust Account to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. The Sponsor loaned the Second Extension Payment to the Company in exchange for a promissory note in the amount of the Second Extension Payment. The loan under the promissory note is non-interest bearing and will be repaid upon the consummation of a business combination. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extension.

The Company will have until May 25, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.35 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of December 31, 2021, the Company had $5,403 in cash held outside of the Trust Account and a working capital deficit of $1,667,202 (excluding franchise tax payable).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Cash and marketable securities held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were U.S. Treasury securities. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit.

As of December 31, 2021, the common stock reflected in the updated balance sheet are reconciled in the following table:

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

Warrant liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date thereafter in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the statement of operations in the period of change.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income (loss) per share of common stock. As a result, the calculated net income (loss) per share is the same for redeemable and non-redeemable shares of common stock. At December 31, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Twelve Months Ended December 31, 2021	For the period from June 11, 2020 (inception) through December 31, 2020
Numerator:
Net income (loss)	$8,703,976	$(2,537,690)
Denominator:
Weighted average shares Common Stock	14,631,082	4,650,246
Basic and diluted net income (loss) per share Common Stock	$0.59	$(0.55)

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

See Note 10 for additional information on assets and liabilities measured at fair value.

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 units at a price of $10.00 per unit (the “Units”) on November 23, 2020, for an aggregate purchase price of $100,000,000. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one Right (the “Rights”) to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (the “Warrants”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 18 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period .

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

The 2,875,000 Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into shares of common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6 .

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

The sale or allocation of the Founders Shares to the Company’s Directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares purchased by the Company’s Directors was $401,000 or $4.01 per share. The compensation expense related to these share purchases was recorded in full on the grant date of July 6, 2021 for a total of $401,000. This expense is included within operating and formation costs on the statement of operations for the 3 and 9 months ended September 30, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the year ending December 31, 2021 and for the period from November 23, 2020 through December 31, 2020, the Company incurred $60,000, and $6,333, respectively, in fees for these services, of which such amounts are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Representative and Consultant Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. In August 2021, the Company issued to the Consultant such Consultant Shares. The Company accounts for the Representative Shares and Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the

Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants will be expensed immediately in the Statement of Operations, while offering costs allocated to the redeemable Public Shares will be deferred and subsequently charged to temporary stockholders’ equity upon the completion of the Initial Public Offering.

The Company estimated the fair value of the Representative Shares and Consultant Shares to be $1,322,350 based upon the price of the common stock issued ($4.99 per share) to the Representative and Consultant. The holders of the Representative Shares and Consultant Shares have agreed not to transfer, assign or sell any such shares until the later of (i) 30 days after the completion of a Business Combination and 180 days pursuant to FINRA Conduct Rule 5110(e)(1) following the effective date of the Registration Statement to anyone other than (i) the Representative or an underwriter or selected dealer in connection with the Offering, or (ii) a bona fide officer or partner of the Representative or of any such underwriter or selected dealer. Additionally, pursuant to FINRA Conduct Rule 5110(e), the Representative Shares and Consultant Shares will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement.

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

Note 7 — Warrants

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

As of December 31, 2021 and 2020, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $10,378,500 and ($1,807,500) within change in fair value of warrant liabilities in the statement of operations for the year ended December 31, 2021, and for the period from June 11, 2020 (inception) through December 31, 2020, respectively.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 3,140,000 and 3,125,000 shares of common stock issued and outstanding, respectively, excluding 11,500,000 shares of common stock subject to possible redemption.

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

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$36,963	$72,287
Capitalized start-up costs	302,805	—
Unrealized gain on investments	(2,107)	(2,028)
Total deferred tax assets	337,661	70,259
Valuation allowance	(337,661)	(70,259)
Deferred tax assets, net of valuation allowance	$—	$—

The income tax provisions for the year ended December 31, 2021, and for period from June 11, 2020 (inception) through December 31, 2020, consists of the following:

	For the Year Ended December 31, 2021	For the Period from June 11, 2020 (inception) through December 31, 2020
Federal
Current	$—	$—
Deferred	(267,403)	(70,259)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	267,403	70,259
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had available U.S. federal operating loss carry forwards of approximately $152,535 and $23,479, respectively, that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2021 and 2020, the valuation allowance was $337,661 and $70,259, respectively.

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory U.S. Federal income tax rate	21.0%	21.0%
Change in fair market value of warrant liabilities	(25.0)%	(15.0)%
Incentive stock option compensation	1.0%	(3.3)%
Change in valuation allowance	3.0%	(2.8)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value of warrants, incentive stock option compensation and the recording of full valuation allowances on deferred tax assets. The Company files income tax returns in the U.S. federal and Texas jurisdictions, both of which remain open and subject to examination.

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$117,931,556	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,830,000	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$2,278,500

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Marketable securities held in Trust Account - U.S. Treasury securities Money Market Fund	$116,734,480	$—	$—
Liabilities
Warrant liability - Public Warrants	$11,845,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$5,642,000

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 and 2020, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted price of the Public Warrants was $0.42 and $1.03 per warrant as of December 31, 2021 and 2020, respectively.

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

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of December 31, 2021	As of December 31, 2020
Stock price	$10.21	$10.15
Strike price	$11.50	$11.50
Probability of completing a Business Combination	100%	88%
Dividend yield	—	—
Term (in years)	5.40	5.98
Volatility	6.7%	15.9%
Risk-free rate	1.3%	0.5%
Fair value of warrants	$0.42	$1.04

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000
Change in valuation inputs or other assumptions	(3,363,500)	(7,015,000)	(10,378,500)
Fair value as of December 31, 2021	$2,278,500	$4,830,000	$7,108,500

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, and other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 26, 2022, the Company (or “Breeze”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Combination Agreement”), by and among Breeze, D-Orbit S.p.A, an Italian Società per azioni (“D-Orbit”), D-Orbit S.A., a newly-formed joint stock company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”), Lift-Off Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Seraphim Space (Manager) LLP, a UK limited liability partnership. Upon consummation of the transactions contemplated by the Combination Agreement (the “Business Combination”), Holdco would become the NASDAQ-listed parent company of both Breeze and D-Orbit, with the former Breeze stockholders (including the sponsor) owning pro forma approximately 11% and former D-Orbit shareholders owning approximately 84% of the Holdco Shares outstanding immediately after closing, assuming no redemptions.

The Combination Agreement provides that, on the terms and subject to the conditions contained therein, (i) each of the D-Orbit shareholders will enter into a Contribution and Exchange Agreement with D-Orbit and Holdco (each an “Exchange Agreement”), pursuant to which each such shareholder will agree to contribute all of their shares of D-Orbit (“D-Orbit Shares”) to Holdco, resulting in D-Orbit becoming a subsidiary of Holdco, in exchange for a number of ordinary shares of Holdco (“Holdco Shares”) equal to (x) the number of D-Orbit Shares contributed by such shareholder times (y) the Exchange Ratio (as defined below; such exchange, the “Exchange,” and the effective time of the Exchange, the “Exchange Effective Time”), and (ii) following the consummation of the Exchange, Merger Sub will merge with and into Breeze, with Breeze becoming a wholly-owned subsidiary of Holdco (the “Merger”), and each share of common stock, par value $0.0001 per share, of Breeze (“Breeze Common Stock”) will be converted into one Holdco Share.

In accordance with the terms and subject to the conditions of the Combination Agreement,

•

Each issued and outstanding D-Orbit Share contributed to Holdco pursuant to the applicable Exchange Agreement will entitle the contributing D-Orbit shareholder to receive a number of Holdco Shares equal to the quotient of (x) $1.2 billion divided by (y) the number of D-Orbit Shares outstanding immediately before the Exchange Effective Time, assuming the exercise of all vested options to acquire D-Orbit Shares then outstanding, divided by (z) $10 (the “Exchange Ratio”);

•

Each share of Breeze Common Stock issued and outstanding immediately prior to the time the Merger becomes effective (the “Merger Effective Time”) (other than shares held in treasury by Breeze, which will be cancelled for no consideration) will be converted into one Holdco Share;

•	Each outstanding right to acquire 1/20th of a share of Breeze Common Stock (a “Breeze Right”) will be converted into the right to receive 1/20th of a Holdco Share;

•

Each outstanding warrant to acquire shares of Breeze Common Stock (a “Breeze Warrant”) will be assumed by Holdco and converted into a warrant to acquire an equal number of Holdco Shares at an exercise price of $11.50 per share, subject to adjustment as described in the Breeze Warrant, at any time commencing 30 days after the Closing Date until five years after the Closing Date;

•

Each outstanding vested and unvested D-Orbit option is anticipated to be converted into the right to receive an option issued by Holdco for a number of Holdco Shares equal (x) to the number of D-Orbit Shares subject to such D-Orbit option immediately prior to the Exchange Effective Time multiplied by (y) the Exchange Ratio;

•

Each outstanding D-Orbit warrant is anticipated to be either exercised or converted into cash or warrants to acquire Holdco Shares prior to the Merger Effective Time or otherwise will remain in effect under its existing terms; and

•

Each share of common stock, par value $0.01 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into one share of common stock, par value $0.01 per share, of the surviving corporation of the Merger.

Concurrently with the execution of the Combination Agreement, Breeze, Breeze Sponsor, LLC and certain other holders of Breeze Common Stock and Breeze Warrants entered into a SPAC Stockholder Support Agreement (the “Breeze Stockholder Support Agreement”), pursuant to which such holders agreed, among other things, (i) to vote at any meeting of the stockholders of Breeze all of its shares of Breeze Common Stock held of record or thereafter acquired in favor of the proposals required to effect the Business Combination, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Breeze Stockholder Support Agreement.

Concurrently with the execution of the Combination Agreement, D-Orbit, Holdco and certain D-Orbit shareholders entered into a Company Stockholder Support Agreement providing that, among other things, the D-Orbit shareholders party thereto will contribute their D-Orbit Shares to Holdco in the Exchange pursuant to an Exchange Agreement.

Prior to execution of the Combination Agreement, on January 26, 2022, Breeze, Holdco and D-Orbit entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an entity managed by ATW Partners, LLC (the “Debenture Investor”), pursuant to which the Debenture Investor agreed to purchase, and Holdco agreed to issue and sell to the Debenture Investor, on the Closing Date an aggregate principal amount of $30,000,000 of Holdco’s Original Issue Discount Convertible Debentures (the “Debentures”) due four years from their date of issuance (the “Debenture Financing”) with net proceeds of $29,126,214 (which is net of an original issuance discount). The Debentures will have an interest rate of 2.75% over the prime rate established by the Wall Street Journal. Subject to certain beneficial ownership limitations, the Debentures will be convertible, in whole or in part at the election of the holder, into Holdco Shares at a conversion price of $12.00 per share (the “Conversion Price”). Prior to the maturity date of the Debentures, Holdco may prepay all or any portion of the Debentures, upon sixty (60) business days’ written notice, for 110% of the total outstanding balance of the Debentures being redeemed. Holdco may force conversion of all or any portion of the Debentures after the later of (i) the Effective Date (as defined in the Securities Purchase Agreement) and (ii) the first anniversary of the Closing Date, subject to the Debenture Investor’s prior right to convert its Debenture, if the trading price of the Holdco Shares exceeds 130% of the Conversion Price during 20 out of the preceding 30 trading days (the “Measurement Period”) and the 30-day average daily trading volume ending on, and including, the last trading day of such 30-trading day period exceeds $2,000,000. In the event of a prepayment or forced conversion of the Debentures, Holdco will be obligated to issue additional Debenture Investor Warrants (defined below) exercisable at 130% of the Conversion Price for 25% of the principal amount of the Debentures being prepaid (in the event of a prepayment) or subject to conversion (in the event of a forced conversion), divided by the Conversion Price. Holdco may at its election pay any interest payments on the Debentures in the form of Holdco Shares pursuant to and in accordance with the terms of the Debentures.

Pursuant to the Securities Purchase Agreement, Holdco also agreed to issue, immediately following the Closing and for no additional consideration, warrants to purchase 2,400,000 Holdco Shares (the “Debenture Investor Warrants”) to the Debenture Investor and callable warrants (the “Callable Warrants”) to an affiliate of the Debenture Investor (the “Callable Warrant Holder”) to acquire up to 12,000,000 Holdco Shares (the “Callable Shares”). Subject to certain beneficial ownership limitations, the Warrants will be initially exercisable after the issuance date at an exercise price equal to $12.50 per Holdco Share, subject to adjustments as provided under the terms of the Warrants. The Warrants will terminate seven and one-half years after the initial exercise date. The Warrants will also include anti-dilution protection on the price and the number of shares issuable with respect to future equity offerings by Holdco. The Warrants will also include customary cashless exercise or net exercise provisions, which may be exercised if the underlying Holdco Shares are not subject to an effective registration statement at the time of exercise.

The Callable Warrants will be callable by Holdco after the Effective Date if, on a call date, (i) the simple average of the volume weighted average price per Holdco Share for each of five consecutive trading days prior to such call date exceeds $5.00 and (ii) the average trading volume for the three-trading day period prior to such call date exceeds 50,000 Holdco Shares. Each call notice will be for an amount of Callable Shares equal to the lesser of 10,000,000 Callable Shares and 15% of the daily trading volume of the Holdco Shares and subject to certain beneficial ownership limitations. The call exercise price for Holdco shall be an amount equal to 95% of the volume weighted average price of the Holdco Shares for the two-day period following the call notice. The Callable Warrants may be exercised by the Callable Warrant Holder after the issuance date at an exercise price equal to $30.00 per Callable Share. The Callable Warrants will terminate three years after the Closing Date unless earlier terminated by Holdco after providing five trading days’ advance notice to the Callable Warrant Holder. The Callable Warrants will not include cashless exercise or net exercise provisions.

In advance of entering into the Combination Agreement, D-Orbit and Holdco entered into Subscription Agreements with certain D-Orbit shareholders (collectively, the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and Holdco agreed to issue and sell to the PIPE Investors, 550,000 newly issued Holdco Shares for gross proceeds of approximately $5.5 million.

Prior to entering into the Combination Agreement, D-Orbit entered into Convertible Bond Subscription Agreements with certain investors (the “Convertible Bondholders”) pursuant to which the Convertible Bondholders purchased Convertible Bonds from D-Orbit in exchange for approximately $59 million (€51.5 million). The Convertible Bonds will convert into D-Orbit Shares immediately prior to the Exchange, at which time the Convertible Bondholders will become the Converted Company Shareholders. The Converted Company Shareholders will receive Holdco Shares in exchange for their D-Orbit Shares pursuant to the Exchange along with the Existing Company Shareholders. The Holdco Shares received by the Converted Company Shareholders will be included in the Holdco Shares registered for resale pursuant to the Investor Registration Rights Agreement.

On February 22, 2022, the Company announced that its sponsor, Breeze Sponsor, LLC, timely deposited an aggregate of $1,150,000 (the “Second Extension Payment”), representing $0.10 per public share, into the Company’s trust account in order to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. The Sponsor loaned the Second Extension Payment to the Company in exchange for a promissory note in the amount of the Second Extension Payment. The loan under the promissory note is non-interest bearing and will be repaid upon the consummation of a business combination. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extension.