Form 10-Q
period 2022-03-31
Breeze Holdings Acquisition Corp.
filed 2022-05-23
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒ No ☐ As of May 16, 2022 there were 7,907,013 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$9,642	$5,403
Prepaid expenses	101,614	124,157
Total Current Assets	111,256	129,560
Cash and marketable securities held in Trust Account	119,134,439	117,931,556
Total Assets	$119,245,695	$118,061,116
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,258,214	$598,447
Note payable due Sponsor	281,000	—
Current maturities of long-term liability due Sponsor	2,325,022	1,198,315
Franchise taxes payable	249,315	200,000
Total Current Liabilities	4,113,551	1,996,762
Warrant liabilities	3,608,500	7,108,500
Total Liabilities	7,722,051	9,105,262
Commitments
Common stock subject to possible redemption, 11,500,000 shares at redemption value as of March 31, 2022 and December 31, 2021	119,025,000	117,875,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 11,500,000 shares subject to possible redemption)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(7,501,671)	(8,919,461)
Total Stockholders’ Deficit	(7,501,356)	(8,919,146)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$119,245,695	$118,061,116

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating and formation costs	$985,093	$220,348
Loss from operations	985,093	220,348
Other income:
Interest income	—	478
Unrealized gain on marketable securities held in Trust Account	52,883	18,188
Change in fair value of warrant liabilities	3,500,000	5,978,000
Total other income	3,552,883	5,996,666
Net income	$2,567,790	$5,776,318
Basic and diluted weighted average shares outstanding	14,640,000	14,625,000
Basic and diluted net income per share of Common Stock	$0.18	$0.39

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	2,567,790	2,567,790
Balance – March 31, 2022	3,140,000	$315	$—	$(7,501,671)	$(7,501,356)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	3,125,000	$313	$—	$(16,949,285)	$(16,948,972)
Net income	—	—	—	5,776,318	5,776,318
Balance – March 31, 2021	3,125,000	$313	$—	$(11,172,967)	$(11,172,654)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$2,567,790	$5,776,318
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(52,883)	(18,188)
Change in fair value of warrant liabilities	(3,500,000)	(5,978,000)
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	22,542	(125,000)
Accounts payable and accrued expenses	659,767	(29,255)
Franchise taxes payable	49,315	26,159
Current portion of long-term liabilities	(23,292)	—
Net cash used in operating activities	(276,761)	(347,966)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,150,000)	—
Net cash used in investing activities	(1,150,000)	—
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	281,000	—
Proceeds from promissory note - related party	1,150,000	—
Net cash provided by financing activities	1,431,000	—
Net Change in Cash	4,239	(347,966)
Cash – Beginning of period	5,403	693,818
Cash – End of period	$9,642	$345,852
Supplemental disclosure of non-cash financing activities:
Accretion of Common Stock to redemption value	$1,150,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 25, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,425,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Breeze Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and I-Bankers Securities, Inc, generating gross proceeds of $5,425,000, which is described in Note 5.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of March 31, 2022, cash of $9,642 was held outside of the Trust Account and was available for working capital purposes.

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

On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (see Note 11).

The Company will have until September 26, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Proposed Business Combination with D-Orbit S.p.A.

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

Liquidity

As of March 31, 2022, the Company had $9,642 in cash held outside of the Trust Account and negative working capital of $3,752,980, excluding franchise tax payable.

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

Note 2 — Revision of Previously Issued Financial Statements

In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified $115,000,000 of the cash deposited to the Trust Amount within temporary equity for redeemable equity instruments. However, the Company had not previously accounted for the additional redeemable amount that was initially deposited upon the consummation of the IPO of $1,725,000, nor the additional amount deposited on November 22, 2021 for the Extension Payment in the amount of $1,150,000. Our stockholders will have the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. The Company revised its financial statements to include the additional $1,725,000 deposited upon consummation of the IPO as well as the $1,150,000 extension payment deposited on November 22, 2021 in redeemable common stock in temporary equity upon identifying the related accounting error in recording redeemable equity instruments.

The adjustment related to this accounting error resulted in non-cash financial statement corrections and had no impact on the Company’s current or previously reported cash position, the statements of operations, or total operating, investing, or financing cash flows. As such, Management has concluded that the error is immaterial to the previously issued financial statements.

The following tables summarize the effect of the error on each financial statement line item as of the dates, and for the periods, indicated.

	December 31, 2021
	As Previously Reported	Adjustments	As Revised
Balance Sheet (audited)
Common stock subject to redemption	$115,000,000	$2,875,000	$117,875,000
Additional paid-in capital	475,848	(475,848)	—
Accumulated deficit	(6,520,309)	(2,399,152)	(8,919,461)
Total stockholders' deficit	(6,044,146)	(2,875,000)	(8,919,146)

	September 30, 2021
	As Previously Reported	Adjustments	As Revised
Balance Sheet (unaudited)
Common stock subject to redemption	$115,000,000	$1,725,000	$116,725,000
Accumulated deficit	(7,832,328)	(1,725,000)	(9,557,328)
Total stockholders' deficit	(7,356,165)	(1,725,000)	(9,081,165)

	June 30, 2021
	As Previously Reported in Amendment No. 1 of September 30, 2021 Form 10-Q	Adjustments	As Revised
Balance Sheet (unaudited)
Common stock subject to redemption	$115,000,000	$1,725,000	$116,725,000
Accumulated deficit	(11,033,028)	(1,725,000)	(12,758,028)
Total stockholders' deficit	(11,032,715)	(1,725,000)	(12,757,715)
	March 31, 2021
	As Previously Reported in Amendment No. 1 of September 30, 2021 Form 10-Q	Adjustments	As Revised
Balance Sheet (unaudited)
Common stock subject to redemption	$115,000,000	$1,725,000	$116,725,000
Accumulated deficit	(9,447,967)	(1,725,000)	(11,172,967)
Total stockholders' deficit	(9,447,654)	(1,725,000)	(11,172,654)

	December 31, 2020
	As Previously Reported	Adjustments	As Revised
Balance Sheet (audited)
Common stock subject to redemption	$115,000,000	$1,725,000	$116,725,000
Accumulated deficit	(15,224,285)	(1,725,000)	(16,949,285)
Total stockholders' deficit	(15,223,972)	(1,725,000)	(16,948,972)

Changes in the Statement of Cash Flows for the Year Ended December 31, 2021

	December 31, 2021
	As Previously Reported	Adjustments	As Revised	Change
Statement of Cash Flows (audited)
Supplemental disclosure of non-cash financing activities:
Accretion of Common Stock to redemption value	$—	$(1,150,000)	$(1,150,000)	100%

Changes in the Statement of Cash Flows for the Year Ended December 31, 2020

	December 31, 2020
	As Previously Reported	Adjustments	As Revised	Change
Statement of Cash Flows (audited)
Supplemental disclosure of non-cash financing activities:
Accretion of Common Stock to redemption value	$(18,499,250)	$(1,725,000)	$(20,224,250)	9%

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 11, 2022. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The interim results for the three  months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and marketable securities held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the condensed statement of operations.

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

As of March 31, 2022, December 31, 2021 and 2020, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	10,580,000
Issuance costs allocated to common stock	3,704,282
Proceeds allocated to Public Rights, net of offering costs	4,214,968
Plus:
Accretion of Common stock to redemption value	20,224,250
Common stock subject to possible redemption – December 31, 2020	116,725,000
Plus:
Accretion of Common stock to redemption value	1,150,000
Common stock subject to possible redemption – December 31, 2021	117,875,000
Plus:
Accretion of Common stock to redemption value	1,150,000
Common stock subject to possible redemption – March 31, 2022	$119,025,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract are classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $4,099,907 as a result of the Initial Public Offering (consisting of a $2,300,000 underwriting fee, $1,322,350 of representative founder share offering costs, and $477,557 of other offering costs). The Company recorded $3,704,282 of offering costs as a reduction of equity in connection with the shares of common stock and public rights included in the Units. The Company immediately expensed $395,625 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Warrant liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date thereafter in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the condensed statements of operations in the period of change.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income per share

Net income per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net income per share is the same for redeemable and non-redeemable shares of common stock. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Basic and diluted net income per share of common stock
Numerator:
Net income	$2,567,790	$5,776,318
Denominator:
Basic and diluted weighted average shares common stock outstanding	14,640,000	14,625,000
Basic and diluted net income per share common stock	$0.18	$0.39

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

The carrying amounts reflected in the condensed balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1 – Assets and liabilities with unadjusted, quoted prices  listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit on November 23, 2020, for an aggregate purchase price of $100,000,000. Each Unit consists of one share of common stock, $0.0001 par value, one Right to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (“Public Warrant”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 8). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 18 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to September 26, 2022, the Warrants will expire worthless at the end of such period.

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

The 2,875,000 Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into shares of common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

The sale or allocation of the Founder Shares to the Company’s Directors, as described above, is within the scope of  FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718 stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s Directors was $401,000 or $4.01 per share. The compensation expense related to these share purchases was recorded in full on the grant date of July 6, 2021 for a total of $401,000. This expense is included within operating and formation costs on the condensed statement of operations for the three and nine months ended September 30, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2022, the Company incurred and paid $15,000 in fees for these services. For the year ending December 31, 2021 the Company incurred $60,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

On February 1, 2022 the Company signed a Promissory Note with Sponsor, with a Maturity Date of October 1, 2022, for a total of up to $750,000. As of March 31, 2022, the amount outstanding under this working capital loan was $281,000 from Sponsor. The working capital loan is not convertible and the principal will be repaid in cash at the closing of the Business Combination .

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $2,300,000, or approximately $0.20 per share. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

Representative and Consultant Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. In August 2021, the Company issued to the Consultant such Consultant Shares. The Company accounts for the Representative Shares and the Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants will be expensed immediately in the statement of operations, while offering costs allocated to the redeemable Public Shares will be deferred and subsequently charged to temporary equity upon the completion of the Initial Public Offering.

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

Note 8 – Warrants

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

As of March 31, 2022 and December 31, 2021, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the condensed balance sheets in accordance with the guidance contained in ASC 815-40.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains  in connection with changes in the fair value of warrant liabilities of $3,500,000 and $5,978,000 within change in fair value of warrant liabilities in the condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively.

Note 9 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,140,000 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption for both periods.

Rights —Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-twentieth (1/20) of a share of common stock upon consummation of the Business Combination, even if the holder of a Right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s certificate of incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-twentieth (1/20) of a share of common stock underlying each Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional share of common stock upon consummation of the Business Combination. The shares issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same per share consideration the holders of shares of common stock will receive in the transaction on an as-converted into common stock basis.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Marketable securities held in Trust Account - U.S. Treasury
Securities Money Market Fund	$119,134,439	$—	$—
Liabilities
Warrant liability - Public Warrants	$2,415,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$1,193,500

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Marketable securities held in Trust Account - U.S. Treasury
Securities Money Market Fund	$117,931,556	$—	$—
Liabilities
Warrant liability - Public Warrants	$4,830,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$2,278,500

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.21 and $0.42 per warrant as of March 31, 2022 and December 31, 2021, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers during the three months ended March 31, 2022 and the year ended December 31, 2021.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$10.31	$10.21
Strike price	$11.50	$11.50
Probability of completing a Business Combination	100%	100%
Dividend yield	—	—
Term (in years)	5.49	5.40
Volatility	0.6%	6.7%
Risk-free rate	2.4%	1.3%
Fair value of warrants	$0.22	$0.42

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000
Change in valuation inputs or other assumptions	(1,953,000)	(4,025,000)	(5,978,000)
Fair value as of March 31, 2021	$3,689,000	$7,820,000	$11,509,000

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,278,500	$4,830,000	$7,108,500
Change in valuation inputs or other assumptions	(1,085,000)	(2,415,000)	(3,500,000)
Fair value as of March 31, 2022	$1,193,500	$2,415,000	$3,608,500

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not, except as described in these condensed financial statements and below, identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”), with 7,907,013 shares of common stock remaining outstanding after Redemption; 4,767,013 of the 7,907,013 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

Following the Redemption, approximately $49.3 million remains on deposit in our Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Breeze Holdings Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Breeze Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying condensed financial statements at March 31, 2022 and December 31, 2021, we had $9,642 and $5,403 in cash, respectively, and a negative working capital deficit of $3,752,980 and $1,667,202, respectively (excluding franchise taxes payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and the changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,567,790, which consisted of a gain on change in fair value of warrant liabilities of $3,500,000, and an unrealized gain on marketable securities held in our Trust Account of $52,883, partially offset by operating and formation costs of $985,093.

For the three months ended March 31, 2021, we had net income of $5,776,318, which consisted of interest income on funds held in the Money Market Account of $478 and an unrealized gain on marketable securities held in our Trust Account of $18,188, change in fair value of warrant liabilities of $5,978,000, offset by operating costs of $220,348.

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

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $119,134,439 (including approximately $109,439 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $117,931,556 (including $56,556 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account.

For the three months ended March 31, 2022, cash used in operating activities was $276,761 which was due to a change in fair value of warrant liabilities of $3,500,000, and an unrealized gain on marketable securities held in Trust Account of $52,883, offset in part by a net income of $2,567,790, a reduction of the current portion of long-term liabilities of $23,292 and a change in working capital of $731,624.

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

As of March 31, 2022 and December 31, 2021, the Company had $9,642 and $5,403, respectively, in cash held outside the Trust Account and a working capital deficit of $3,752,980 and $1,667,202, respectively (excluding franchise tax payable).

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31,2021.

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

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Breeze Financial, Inc. a monthly fee of $5,000 for office space, administrative and support services to the Company, and monthly D&O insurance premium payments of $11,697 ending February 28, 2022 . We began incurring these fees on November 23, 2020, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

The underwriters are entitled to a business combination marketing fee of $0.275 per unit, or $3,162,500 in the aggregate. The fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statements of operations in the period of change.

Representative and Consultant Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. The Company accounts for the Representative Shares and Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants will be expensed immediately in the Statement of Operations, while offering costs allocated to the redeemable Public Shares will be deferred and subsequently charged to temporary equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheet.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of  March 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective related to the accounting for complex financial instruments which combined constitutes a material weakness in our internal control over financial reporting.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting at March 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2022 due to the material weakness in our internal control over financial reporting described above.

This Quarterly Report on Form 10-Q does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Conflict between Ukraine and Russia

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

As of the date of this Quarterly Report on Form 10-Q, there have been no other material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 11, 2022.

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: May 23, 2022	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)