Form 10-Q
period 2022-06-30
Breeze Holdings Acquisition Corp.
filed 2022-08-10
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒ No ☐ As of August 1, 2022 there were 7,907,013 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$1,239	$5,403
Prepaid expenses	168,369	124,157
Total Current Assets	169,608	129,560
Cash and marketable securities held in Trust Account	49,391,071	117,931,556
Total Assets	$49,560,679	$118,061,116
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$857,524	$598,447
Note payable due Sponsor	886,975	—
Due to Sponsor	2,321,122	1,198,315
Franchise taxes payable	99,178	200,000
Total Current Liabilities	4,164,799	1,996,762
Warrant liabilities	2,762,250	7,108,500
Total Liabilities	6,927,049	9,105,262
Commitments
Common stock subject to possible redemption, 4,767,013 and 11,500,000 shares at redemption value as of June 30, 2022 and December 31, 2021, respectively	49,338,585	117,875,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding common stock subject to possible redemption, 4,767,013 and 11,500,000 shares at redemption value as of June 30, 2022 and December 31, 2021, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(6,705,270)	(8,919,461)
Total Stockholders’ Deficit	(6,704,955)	(8,919,146)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$49,560,679	$118,061,116

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$101,896	$458,673	$1,086,990	$679,021
Loss from operations	101,896	458,673	1,086,990	679,021
Other income:
Interest income	—	209	—	687
Unrealized gain (loss) on marketable securities held in Trust Account	66,260	(2,597)	119,144	15,591
Change in fair value of warrant liabilities	846,250	(1,124,000)	4,346,250	4,854,000
Total other income (loss)	912,510	(1,126,388)	4,465,394	4,870,278
Net income (loss)	$810,614	$(1,585,061)	$3,378,404	$4,191,257
Basic and diluted weighted average shares outstanding	10,496,623	14,625,000	12,556,866	14,625,000
Basic and diluted net income (loss) per share of Common Stock	$0.08	$(0.11)	$0.27	$0.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 and 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	2,567,790	2,567,790
Balance – March 31, 2022	3,140,000	$315	$—	$(7,501,671)	$(7,501,356)
Accretion of Common Stock to redemption value	—	—	—	(14,213)	(14,213)
Net income	—	—	—	810,614	810,614
Balance – June 30, 2022	3,140,000	315	—	(6,705,270)	(6,704,955)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	3,125,000	$313	$—	$(15,224,285)	$(15,223,972)
Net income	—	—	—	5,776,318	5,776,318
Balance – March 31, 2021	3,125,000	$313	$—	$(9,447,967)	$(9,447,654)
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance – June 30, 2021	3,125,000	$313	$—	$(11,033,028)	$(11,032,715)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$3,378,404	$4,191,257
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(119,144)	(15,591)
Change in fair value of warrant liabilities	(4,346,250)	(4,854,000)
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	(44,212)	(110,000)
Accounts payable and accrued expenses	259,077	185,526
Franchise taxes payable	(100,822)	76,022
Current portion of long-term liabilities	(27,193)	—
Net cash used in operating activities	(1,000,140)	(526,786)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,150,000)
Cash withdrawn from Trust Account to redeeming shareholders	69,700,629	—
Cash withdrawn from Trust Account to pay franchise and income taxes	109,000	—
Net cash provided by investing activities	68,659,629	—
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	886,975	—
Proceeds from promissory note - related party	1,150,000	—
Redemption of common stock	(69,700,628)	—
Net cash used in financing activities	(67,663,653)	—
Net Change in Cash	(4,164)	(526,786)
Cash – Beginning of period	5,403	693,818
Cash – End of period	$1,239	$167,032
Supplemental disclosure of non-cash financing activities:
Accretion of Common Stock to redemption value	$1,164,213	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 25, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,425,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Breeze Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and I-Bankers Securities, Inc, generating gross proceeds of $5,425,000, which is described in Note 4.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of June 30, 2022, cash of $1,239 was held outside of the Trust Account and was available for working capital purposes.

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

Liquidity

As of June 30, 2022, the Company had $1,239 in cash held outside of the Trust Account and negative working capital of $3,896,013, excluding franchise taxes payable.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 11, 2022. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and marketable securities held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the condensed statement of operations.

Common stock subject to possible redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting.  In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed. The 4,767,013 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit.

As of June 30, 2022, December 31, 2021 and 2020, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	10,580,000
Issuance costs allocated to common stock	3,704,282
Proceeds allocated to Public Rights, net of offering costs	4,214,968
Plus:
Accretion of Common stock to redemption value	20,224,250
Common stock subject to possible redemption – December 31, 2020	116,725,000
Plus:
Accretion of Common stock to redemption value	1,150,000
Common stock subject to possible redemption – December 31, 2021	117,875,000
Plus:
Accretion of Common stock to redemption value	1,150,000
Common stock subject to possible redemption – March 31, 2022	119,025,000
Plus:
Accretion of Common stock to redemption value	14,213
Less:
Common stock redeemed May 5, 2022	(69,700,628)
Common stock subject to possible redemption – June 30, 2022	$49,338,585

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share

Net income (loss) per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income (loss) per share of common stock. As a result, the calculated net income (loss) per share is the same for redeemable and non-redeemable shares of common stock. At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net income (loss) per share of common stock
Numerator:
Net income (loss)	$810,614	$(1,585,061)	$3,378,404	$4,191,257
Denominator:
Basic and diluted weighted average shares common stock outstanding	10,496,623	14,625,000	12,556,866	14,625,000
Basic and diluted net income (loss) per share common stock	$0.08	$(0.11)	$0.27	$0.29

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

See Note 9 for additional information on assets and liabilities measured at fair value.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the six months ended June 30, 2022, the Company incurred and paid $30,000 in fees for these services. For the year ending December 31, 2021 the Company incurred $60,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On February 1, 2022 the Company signed a Promissory Note with Sponsor, with a Maturity Date of October 1, 2022, for a total of up to $1,500,000. As of June 30, 2022, the amount outstanding under this working capital loan was $886,975 from Sponsor. The working capital loan is not convertible and the principal will be repaid in cash at the closing of the Business Combination.

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

Note 7 – Warrants

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

The Sponsor and I-Bankers Securities purchased from the Company an aggregate of 5,425,000 Warrants at a price of $1.00 per Warrant (a purchase price of $5,425,000) in a private placement that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50. The purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the original holders or their permitted transferees. If the Private Placement Warrants are held by someone other than the original holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are substantially identical to those of the Warrants being sold as part of the Units in the Initial Public Offering.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distributions to the public stockholders and the Warrants issued to the Sponsor and I-Bankers Securities will expire worthless.

As of June 30, 2022 and December 31, 2021, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the condensed balance sheets in accordance with the guidance contained in ASC 815-40.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains  in connection with changes in the fair value of warrant liabilities of $4,346,250 and $4,854,000 within change in fair value of warrant liabilities in the condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 4,767,013 and 11,500,000 shares of common stock subject to possible redemption respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Marketable securities held in Trust Account - U.S. Treasury
Securities Money Market Fund	$49,391,071	$—	$—
Liabilities
Warrant liability - Public Warrants	$1,840,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$922,250

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.16 and $0.42 per warrant as of June 30, 2022 and December 31, 2021, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers during the six months ended June 30, 2022 and the year ended December 31, 2021.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of June 30, 2022	As of December 31, 2021
Stock price	$10.27	$10.21
Strike price	$11.50	$11.50
Probability of completing a Business Combination	21.5%	100%
Dividend yield	—	—
Term (in years)	5.25	5.40
Volatility	6.0%	6.7%
Risk-free rate	3.01%	1.3%
Fair value of warrants	$0.17	$0.42

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000
Change in valuation inputs or other assumptions	(1,953,000)	(4,025,000)	(5,978,000)
Fair value as of March 31, 2021	3,689,000	7,820,000	11,509,000
Change in valuation inputs or other assumptions	434,000	690,000	1,124,000
Fair value as of June 30, 2021	$4,123,000	$8,510,000	$12,633,000

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,278,500	$4,830,000	$7,108,500
Change in valuation inputs or other assumptions	(1,085,000)	(2,415,000)	(3,500,000)
Fair value as of March 31, 2022	1,193,500	2,415,000	3,608,500
Change in valuation inputs or other assumptions	(271,250)	(575,000)	(846,250)
Fair value as of June 30, 2022	$922,250	$1,840,000	$2,762,250

Note 10 — Interim Income Tax

The Company's effective tax rate for the three and six months ended June 30, 2022 and June 30, 2021 was 0.0%. The effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and non-deductible transaction costs in connection with the Merger Agreement for the three and six months ended June 30, 2022 and due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and incentive stock compensation expense for the three and six months ended June 30, 2021, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

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

Termination of Convertible Debenture Financing

Prior to the execution of the Combination Agreement, on January 25, 2022, Breeze, Holdco and D-Orbit entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an entity managed by ATW Partners, LLC (the “Debenture Investor”), pursuant to which the Debenture Investor agreed to purchase, and Holdco agreed to issue and sell to the Debenture Investor, on the Closing Date an aggregate principal amount of $30,000,000 of Holdco’s Original Issue Discount Convertible Debentures due four years from their date of issuance (the “Debenture Financing”).

On July 28, 2022, the parties to the Securities Purchase Agreement entered into a Termination of Securities Purchase Agreement (the “Termination Agreement”) which terminated the Securities Purchase Agreement, effective as of July 28, 2022. In connection with the termination, the Debenture Investor refunded to D-Orbit a portion of a commitment fee previously paid by D-Orbit to the Debenture Investor.

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

As indicated in the accompanying condensed financial statements at June 30, 2022 and December 31, 2021, we had $1,239 and $5,403 in cash, respectively, and a negative working capital deficit of $3,896,013 and $1,667,202, respectively (excluding franchise taxes payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and the changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $810,614, which consisted of a gain on change in fair value of warrant liabilities of $846,250, and an unrealized gain on marketable securities held in our Trust Account of $66,260, partially offset by operating and formation costs of $101,896.

For the three months ended June 30, 2021, we had net loss of $1,585,061, which consisted of operating costs of $458,673 and a loss in fair value of warrant liabilities of $1,124,000, partially offset by interest income on funds held in the Money Market Account of $209 and an unrealized loss on marketable securities held in our Trust Account of $2,597.

For the six months ended June 30, 2022, we had net income of $3,378,404, which consisted of a gain on change in fair value of warrant liabilities of $4,346,250, and an unrealized gain on marketable securities held in our Trust Account of $119,144, partially offset by operating and formation costs of $1,086,990.

For the six months ended June 30, 2021, we had net income of $4,191,257, which consisted of interest income on funds held in the Money Market Account of $687, an unrealized gain on marketable securities held in our Trust Account of $15,591, and change in fair value of warrant liabilities of $4,854,000, partially offset by operating costs of $679,021.

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

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $49,391,071 (including approximately $119,144 of interest income and unrealized gains) consisting of U.S. Treasury Bills with maturities of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”). On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $117,931,556 (including $56,556 of interest income and unrealized gains) consisting of U.S. Treasury Bills with maturities of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account.

For the six months ended June 30, 2022, cash used in operating activities was $1,000,140 which was due to a net income of $3,378,404 partially offset by a change in fair value of warrant liabilities of $4,346,250, an unrealized gain on marketable securities held in Trust Account of $119,144, a reduction of the current portion of long-term liabilities of $27,193 and a reduction in working capital of $114,043.

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

As of June 30, 2022 and December 31, 2021, the Company had $1,239 and $5,403, respectively, in cash held outside the Trust Account and a working capital deficit of $3,896,013 and $1,667,202, respectively (excluding franchise taxes payable).

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

On November 19, 2021 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2022.

On February 18, 2022 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2022.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31,2021.

Contractual obligations

On November 19, 2021 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2022.

On February 18, 2022 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of  June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective related to the accounting for complex financial instruments which combined constitutes a material weakness in our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2022 due to the material weakness in our internal control over financial reporting described above.

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: August 10, 2022	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)