Form 10-Q
period 2022-09-30
Breeze Holdings Acquisition Corp.
filed 2022-11-14
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒ No ☐ As of November 12, 2022 there were 4,830,196 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED SESPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$76	$5,403
Prepaid expenses	252,961	124,157
Total Current Assets	253,037	129,560
Cash and marketable securities held in Trust Account	17,553,499	117,931,556
Total Assets	$17,806,536	$118,061,116
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$890,614	$598,447
Note payable due Sponsor	1,421,975	—
Due to Sponsor	2,396,179	1,198,315
Income taxes payable	3,715	—
Franchise taxes payable	—	200,000
Total Current Liabilities	4,712,483	1,996,762
Warrant liabilities	846,250	7,108,500
Total Liabilities	5,558,733	9,105,262
Commitments
Common stock subject to possible redemption, 1,690,196 and 11,500,000 shares at redemption value as of September 30, 2022 and December 31, 2021, respectively	17,552,686	117,875,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding common stock subject to possible redemption, 1,690,196 and 11,500,000 shares at redemption value as of September 30, 2022 and December 31, 2021, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(5,305,198)	(8,919,461)
Total Stockholders’ Deficit	(5,304,883)	(8,919,146)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$17,806,536	$118,061,116

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs	$523,629	$591,570	$1,610,619	$1,270,591
Loss from operations	523,629	591,570	1,610,619	1,270,591
Other income:
Interest income	813	76	813	763
Unrealized gain on marketable securities held in Trust Account	69,760	14,444	188,904	30,035
Change in fair value of warrant liabilities	1,916,000	3,777,750	6,262,250	8,631,750
Total other income	1,986,573	3,792,270	6,451,967	8,662,548
Income before income taxes	1,462,944	3,200,700	4,841,348	7,391,957
Income tax expense	3,715	—	3,715	—
Net income	$1,459,229	$3,200,700	$4,837,633	$7,391,957
Basic and diluted weighted average shares outstanding	7,338,471	14,634,130	10,798,286	14,628,077
Basic and diluted net income per share of Common Stock	$0.20	$0.22	$0.45	$0.51

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	2,567,790	2,567,790
Balance – March 31, 2022	3,140,000	$315	$—	$(7,501,671)	$(7,501,356)
Accretion of Common Stock to redemption value	—	—	—	(14,213)	(14,213)
Net income	—	—	—	810,614	810,614
Balance – June 30, 2022	3,140,000	$315	$—	$(6,705,270)	$(6,704,955)
Accretion of Common Stock to redemption value	—	—	—	(59,157)	(59,157)
Net income	—	—	—	1,459,229	1,459,229
Balance – September 30, 2022	3,140,000	$315	$—	$(5,305,198)	$(5,304,883)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	3,125,000	$313	$—	$(16,949,285)	$(16,948,972)
Net income	—	—	—	5,776,318	5,776,318
Balance – March 31, 2021	3,125,000	$313	$—	$(11,172,967)	$(11,172,654)
Net loss	—	—	—	(1,585,061)	(1,585,061)
Balance – June 30, 2021	3,125,000	$313	$—	$(12,758,028)	$(12,757,715)
Common Stock issued to Consultant	15,000	2	74,848	—	74,850
Common Stock purchased by Directors from Sponsor	—	—	401,000	—	401,000
Net income	—	—	—	3,200,700	3,200,700
Balance – September 30, 2021	3,140,000	$315	$475,848	$(9,557,328)	$(9,081,165)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$4,837,633	$7,391,957
Adjustments to reconcile net income to net cash used in operating activities:
Interest and unrealized gain on marketable securities held in Trust Account	(189,717)	(30,035)
Change in fair value of warrant liabilities	(6,262,250)	(8,631,750)
Compensation expense for common stock purchased by Directors from Sponsor	—	401,000
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	(120,098)	(119,470)
Accounts payable and accrued expenses	292,167	177,631
Income taxes payable	3,715	—
Franchise taxes payable	(208,706)	126,433
Current portion of long-term liabilities	(11,293)	—
Net cash used in operating activities	(1,658,549)	(684,234)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,209,157)	—
Cash withdrawn from Trust Account to redeeming shareholders	101,545,684	—
Cash withdrawn from Trust Account to pay franchise and income taxes	231,247	—
Net cash provided by investing activities	100,567,774	—
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	1,421,975	—
Proceeds from promissory note - related party	1,209,157	—
Redemptions of common stock	(101,545,684)	—
Net cash used in financing activities	(98,914,552)	—
Net Change in Cash	(5,327)	(684,234)
Cash – Beginning of period	5,403	693,818
Cash – End of period	$76	$9,584
Supplemental disclosure of non-cash financing activities:
Common Stock issued to Consultant	$—	$74,850
Compensation expense for common stock purchased by Directors from Sponsor	$—	$401,000
Accretion of Common Stock to redemption value	$1,223,370	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of September 30, 2022, cash of $76 was held outside of the Trust Account and was available for working capital purposes.

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

On September 13, 2022, the Company held its annual stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to March 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 3,076,817 shares of the Company’s common stock were redeemed for $31,845,056, with 4,830,196 shares of common stock remaining outstanding after Redemption; 1,690,196 of the 4,830,196 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

Following the redemptions, approximately $17.5 million remains on deposit in our Trust Account.

At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one month extension of September 26, 2022 depositing $59,157 in the Trust Account.

The Company will have until March 26, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Termination of Proposed Business Combination with D-Orbit S.p.A.

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2022, on January 26, 2022, the Company (or “Breeze”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Combination Agreement”), by and among Breeze, D-Orbit S.p.A, an Italian Società per azioni (“D-Orbit”), D-Orbit S.A., a newly-formed joint stock company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”), Lift-Off Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Seraphim Space (Manager) LLP, a UK limited liability partnership. Upon consummation of the transactions contemplated by the Combination Agreement (the “Business Combination”), Holdco would become the NASDAQ-listed parent company of both Breeze and D-Orbit, with the former Breeze stockholders (including the Sponsor) owning pro forma approximately 11% and former D-Orbit shareholders owning approximately 84% of the Holdco Shares outstanding immediately after closing, assuming no redemptions.

Concurrently with the execution of the Combination Agreement, certain parties to the Combination Agreement entered into Ancillary Agreements (as defined in the Combination Agreement) in connection with the Business Combination and as specifically contemplated by the Combination Agreement.

On August 12, 2022, the parties to the Combination Agreement entered into a Termination Agreement (the “Termination Agreement”) which terminated the Combination Agreement and the Ancillary Agreements, effective as of August 12, 2022. Pursuant to the Termination Agreement, the Company will not be obligated to remit nor will it be entitled to receive a termination payment.

Breeze is proceeding to evaluate alternative business combinations.

Prior to execution of the Combination Agreement, on January 26, 2022, Breeze, Holdco and D-Orbit entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an entity managed by ATW Partners, LLC (the “Debenture Investor”), pursuant to which the Debenture Investor agreed to purchase, and Holdco agreed to issue and sell to the Debenture Investor, on the Closing Date an aggregate principal amount of $30,000,000 of Holdco’s Original Issue Discount Convertible Debentures (the “Debentures”) due four years from their date of issuance (the “Debenture Financing”).

On July 28, 2022, the parties to the Securities Purchase Agreement entered into a Termination of Securities Purchase Agreement (the “Securities Termination Agreement”) which terminated the Securities Purchase Agreement, effective as of July 28, 2022. In connection with the termination, the Debenture Investor refunded to D-Orbit a portion of a commitment fee previously paid by D-Orbit to the Debenture Investor.

Liquidity

As of September 30, 2022, the Company had $76 in cash held outside of the Trust Account and negative working capital of $4,464,437, excluding income taxes and franchise taxes payable.

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

With rising tensions around the world based on the current conflict between Ukraine and Russia, we may be unable to complete a business combination if concerns related to this and other potential conflicts impact global capital markets, the ability to transfer money, currency exchange rates, cyber attacks and infrastructure including power generation and transmission, communications, and travel. Escalating conflicts could also have an impact on global demands for health care, international trade including vendor supply chains, and energy. In addition, there have been recent threats to infrastructure and equipment including cyber attacks, physical facility destruction and equipment destruction. The outcome of these conflicts or their impact cannot be predicted and may have an adverse impact in a material way on our ability to consummate a business combination, or to operate a target business with which we ultimately consummate a business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 11, 2022. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and marketable securities held in Trust Account

At September 30, 2022 and December 31, 2021, no assets and substantially all of the assets held in the Trust Account were held in a non interest bearing account and U.S. Treasury securities, respectively. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the condensed statement of operations.

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

On September 13, 2022, the Company held its annual stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to March 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 3,076,817 shares of the Company’s common stock were redeemed. The 1,690,196 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit.

As of September 30, 2022, December 31, 2021 and 2020, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	10,580,000
Issuance costs allocated to common stock	3,704,282
Proceeds allocated to Public Rights, net of offering costs	4,214,968
Plus:
Accretion of Common stock to redemption value	20,224,250
Common stock subject to possible redemption – December 31, 2020	116,725,000
Plus:
Accretion of Common stock to redemption value	1,150,000
Common stock subject to possible redemption – December 31, 2021	117,875,000
Plus:
Accretion of Common stock to redemption value	1,150,000
Common stock subject to possible redemption – March 31, 2022	119,025,000
Plus:
Accretion of Common stock to redemption value	14,213
Less:
Common stock redeemed May 5, 2022	(69,700,628)
Common stock subject to possible redemption – June 30, 2022	49,338,585
Plus:
Accretion of Common stock to redemption value	59,157
Less:
Common stock redeemed September 13, 2022	(31,845,056)
Common stock subject to possible redemption – September 30, 2022	$17,552,686

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income per share

Net income per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net income per share is the same for redeemable and non-redeemable shares of common stock. At September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net income per share of common stock
Numerator:
Net income	$1,459,229	$3,200,700	$4,837,633	$7,391,957
Denominator:
Basic and diluted weighted average shares common stock outstanding	7,338,471	14,634,130	10,798,286	14,628,077
Basic and diluted net income per share common stock	$0.20	$0.22	$0.45	$0.51

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit on November 23, 2020, for an aggregate purchase price of $100,000,000. Each Unit consists of one share of common stock, $0.0001 par value, one Right to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (“Public Warrant”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 18 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to March 26, 2023, assuming all remaining one month extensions are utilized, the Warrants will expire worthless at the end of such period.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the nine months ended September 30, 2022, the Company incurred and paid $45,000 in fees for these services. For the year ending December 31, 2021 the Company incurred $60,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. As of September 30, 2022, the amount outstanding under this working capital loan was $1,421,975 from Sponsor. The working capital loan is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) March 26, 2023.

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline, and for the September 26, 2022 one-month extension, $59,157 ($0.035 per share) up to an aggregate of $2,359,157, or approximately $0.235 per share. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

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

As of September 30, 2022 and December 31, 2021, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the condensed balance sheets in accordance with the guidance contained in ASC 815-40.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $6,262,250 and $8,631,750 within change in fair value of warrant liabilities in the condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 1,690,196 and 11,500,000 shares of common stock subject to possible redemption respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Marketable securities held in Trust Account - U.S. Treasury
Securities Money Market Fund	$17,553,499	$—	$—
Liabilities
Warrant liability - Public Warrants	$575,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$271,250

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.05 and $0.42 per warrant as of September 30, 2022 and December 31, 2021, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers during the nine months ended September 30, 2022 and the year ended December 31, 2021.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of September 30, 2022	As of December 31, 2021
Stock price	$10.37	$10.21
Strike price	$11.50	$11.50
Probability of completing a Business Combination	8.0%	100%
Dividend yield	—	—
Term (in years)	5.32	5.40
Volatility	2.5%	6.7%
Risk-free rate	4.05%	1.3%
Fair value of warrants	$0.05	$0.42

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,642,000	$11,845,000	$17,487,000
Change in valuation inputs or other assumptions	(1,953,000)	(4,025,000)	(5,978,000)
Fair value as of March 31, 2021	3,689,000	7,820,000	11,509,000
Change in valuation inputs or other assumptions	434,000	690,000	1,124,000
Fair value as of June 30, 2021	4,123,000	8,510,000	12,633,000
Change in valuation inputs or other assumptions	(1,247,750)	(2,530,000)	(3,777,750)
Fair value as of September 30, 2021	$2,875,250	$5,980,000	$8,855,250

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,278,500	$4,830,000	$7,108,500
Change in valuation inputs or other assumptions	(1,085,000)	(2,415,000)	(3,500,000)
Fair value as of March 31, 2022	1,193,500	2,415,000	3,608,500
Change in valuation inputs or other assumptions	(271,250)	(575,000)	(846,250)
Fair value as of June 30, 2022	922,250	1,840,000	2,762,250
Change in valuation inputs or other assumptions	(651,000)	(1,265,000)	(1,916,000)
Fair value as of September 30, 2022	$271,250	$575,000	$846,250

Note 10 — Interim Income Tax

The Company's effective tax rate for the three and nine months ended September 30, 2022 was 0.25% and 0.08%, respectively and for the three and nine months ended September 30, 2021 was 0.0%, respectively.   The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and non-deductible transaction costs in connection with the Merger Agreement for the three and nine months ended September 30, 2022 and due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and incentive stock compensation expense for the three and nine months ended September 30, 2021, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

Note 11 — In consideration of the Inflation Reduction Act of 2022 – Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business

Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended. Breeze executed its first one month extension on September 22, 2022 depositing $59,157 in the Trust Account.  On October 21, 2022 Breeze executed the second one month extension through November 26, 2022.

On October 31, 2022, Breeze Holdings Acquisition Corp., a Delaware corporation (“Breeze”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Breeze, BH Velocity Merger Sub Inc., a Texas corporation and a direct, wholly-owned subsidiary of Breeze (“Merger Sub”), and TV Ammo, Inc., a Texas corporation (“TV Ammo”).

The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze, Merger Sub, and TV Ammo.

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into TV Ammo (the “Merger”), with TV Ammo surviving as a wholly-owned subsidiary of Breeze. In connection with the Merger, Breeze will change its name to “True Velocity, Inc.” The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the first quarter of 2023, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

The aggregate consideration to be received by the TV Ammo stockholders, warrant holders, and option holders is based on a pre-transaction equity value of $1,185,234,565, and results in a combined company equity value of $1,239,286,525. In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, (i) each share of issued and outstanding TV Ammo common stock, par value $0.01 (“TV Ammo Common Stock”), shall be converted into a number of shares of Breeze common stock, par value $0.0001 (“Breeze Common Stock”), based on the Exchange Ratio described below, (ii) each option to purchase TV Ammo Common Stock shall be converted into an option to purchase Breeze Common Stock at the Exchange Ratio, and (iii) each warrant to purchase TV Ammo Common Stock shall be converted into a warrant to purchase Breeze Common Stock at the Exchange Ratio. The Exchange Ratio will be equal to (a) the sum of (x) $1,185,234,565, plus (y) any amounts raised by TV Ammo after the date of the Merger Agreement and prior to the Closing in permitted financing transactions in excess of $50,000,000, plus (z) the aggregate exercise and conversion price of all outstanding TV Ammo convertible notes, in-the-money warrants and in-the-money options, divided by (b) the number of fully-diluted shares of TV Ammo Common Stock, further divided by (c) an assumed value of Breeze Common Stock of $10.00 per share. A pro rata portion of the shares of Breeze Common Stock received in exchange for the shares of TV Ammo Common Stock are subject to forfeiture if certain future stock-price based milestones are not achieved as described below (the “Earnout Shares”). The number of Earnout Shares will be equal to the product of (a) 15% and (b) the amount by which 118,523,456 exceeds the number of shares of Breeze Common Stock issuable upon the exercise or conversion of securities issued by TV Ammo in permitted financings after the date of the Merger Agreement and prior to the Closing.

The Earnout Shares will be issued at the Closing and subject to forfeiture. One-half of the Earnout Shares shall become fully vested and no longer subject to forfeiture if, during the three-year period beginning at the Closing (the “Milestone Event Period”), the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). The other half of the Earnout Shares will become fully vested and no longer subject to forfeiture if, during the Milestone Event Period, the combined company’s common stock achieves a daily volume weighted average market price of at least $15 per share for a similar number of days (“Milestone Event II”). The 30 consecutive trading day periods used to satisfy Milestone Event I and Milestone Event II may not overlap; if both Milestone Event I and Milestone Event II would be satisfied using the same 30 consecutive trading day period, Milestone Event II will be deemed satisfied and the threshold market price to achieve Milestone Event I shall be increased to $13.50. Any Earnout Shares that remain unvested at the end of the Milestone Event Period will be forfeited.

The parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, Breeze’s board of directors shall consist of seven directors, consisting of two Breeze designees (at least one of whom shall be an “independent director”), four TV Ammo designees (at least three of whom shall be “independent directors”) and the chief executive officer of the combined company. Additionally, certain current TV Ammo management personnel will become officers of Breeze. To qualify as an “independent director” under the Merger Agreement, a designee shall both (i) qualify as “independent” under the rules of the Nasdaq Stock Market and (ii) not have had any business relationship with either Breeze or TV Ammo or any of their respective subsidiaries, including as an officer or director thereof, other than for a period of less than six months prior to the date of the Merger Agreement.

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), (iii) prohibitions on the parties soliciting alternative transactions, (iv) Breeze preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Breeze’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties.

In addition, Breeze has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

The obligations of Breeze and TV Ammo to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) the approval of Breeze’s stockholders, (iii) the approval of TV Ammo’s stockholders, and (iv) Breeze’s Form S-4 registration statement becoming effective.

In addition, the obligations of Breeze and Merger Sub to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of TV Ammo being true and correct to the standards applicable to such representations and warranties and each of the covenants of TV Ammo having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination; and (iii) no Material Adverse Effect (as defined in the Merger Agreement) having occurred.

The obligation of TV Ammo to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Breeze and Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of Breeze and Merger Sub having been performed or complied with in all material respects, (ii) the shares of Breeze Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market, and (iii) Breeze having cash on hand (inclusive of proceeds from certain permitted financings) of at least $30,000,000 (after deducting any amounts paid to Breeze stockholders that exercise their redemption rights in connection with the Business Combination and net of certain transaction expenses incurred or subject to reimbursement by the Sponsor). If Breeze’s cash on hand is less than $30,000,000, (a) after the Breeze stockholder meeting to approve the Business Combination, Breeze may sell additional shares of Breeze Common Stock to investors for not less than $10.00 per share, and (b) after the deadline for Breeze stockholders to elect to redeem their Breeze Common Stock in connection with the Business Combination, Breeze may, with the consent of TV Ammo, enter into agreements incentivizing redeeming stockholders to unwind their election to redeem. The Sponsor has agreed to forfeit up to 20% of its shares of Breeze Common Stock to allow Breeze to offer shares in connection with any such incentive agreements.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Breeze and TV Ammo, (ii) by Breeze, on the one hand, or TV Ammo, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Breeze or TV Ammo if the Business Combination is not consummated by April 28, 2023, provided the failure to close by such date is not due to a breach by the terminating party, (iv) by either Breeze or TV Ammo if a meeting of Breeze’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Breeze if the TV Ammo stockholders do not approve the Merger Agreement.

Under certain circumstances as described further in the Merger Agreement, if the Merger Agreement is validly terminated by Breeze, TV Ammo will pay Breeze a fee equal to the actual documented expenses incurred by Breeze in connection with the Business Combination of up to $1,000,000.

A copy of the Merger Agreement is included as Exhibit 2.1 in our Current Report filed with the SEC on Form 8-K on November 1, 2022 and is incorporated herein by reference, and the foregoing description of the Merger Agreement is qualified in its entirety by reference thereto. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Merger Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Breeze does not believe that these schedules contain information that is material to an investment decision.

The Merger Agreement contemplates that TV Ammo may enter into agreements to raise capital prior to the Closing of the Business Combination for aggregate gross proceeds of up to $100,000,000 (the “Permitted Financing”).

Concurrently with the execution of the Merger Agreement, Breeze, TV Ammo, the Sponsor and certain directors of the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor and each such director agreed to, among other things, (i) vote at any meeting of the stockholders of Breeze all of its shares of Breeze Common Stock held of record or thereafter acquired in favor of the proposals relating to the Business Combination, (ii) not redeem any of its shares of Breeze Common Stock in connection with the Business Combination, (iii) be bound by certain other covenants and agreements related to the Business Combination, and (iv) be bound by certain transfer restrictions with respect to such securities, prior to the Closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Additionally, the Sponsor has agreed to forfeit up to 20% of the aggregate amount of Breeze Common Stock held by it if, within six months following the Closing, the sum of Breeze’s cash on hand at the Closing, plus the funds requested or received under Breeze’s at-the-market facility (or other similar equity or hybrid equity based instrument or facility) at or prior to that date is less than $50,000,000.

The foregoing description of the Sponsor Support Agreement is subject to and qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1 in our Current Report filed with the SEC on Form 8-K on November 1, 2022, and the terms of which are incorporated herein by reference.

In accordance with the Merger Agreement, within seven business days following the execution of the Merger Agreement, certain stockholders of TV Ammo representing the requisite votes necessary to approve the Merger Agreement are expected to enter into support agreements (the “Stockholder Support Agreement”) with Breeze and TV Ammo, pursuant to which each such holder will agree to (i) vote all of its TV Ammo shares held of record in favor of the approving and adopting the Merger Agreement at any meeting of the stockholders of TV Ammo, (ii) be bound by certain other covenants and agreements related to the Business Combination, and (iii) be bound by certain transfer restrictions with respect to such securities, in each case, on the terms and subject to the conditions set forth in the form of Stockholder Support Agreement.

The foregoing description of the Stockholder Support Agreement is subject to and qualified in its entirety by reference to the full text of the form of Stockholder Support Agreement, a copy of which is included as Exhibit 10.2 in our Current Report filed with the SEC on Form 8-K on November 1, 2022, and the terms of which are incorporated herein by reference.

Following the execution of the Merger Agreement, Breeze, TV Ammo, the Sponsor, certain other holders of Breeze “founders stock” and certain holders of shares of TV Ammo that will receive shares of Breeze Common Stock in connection with the Business Combination will enter into a lock-up agreement (the “Lock-Up Agreement”) with Breeze, whereby those holders are prohibited from selling or transferring their shares of Breeze Common Stock for a period of eight months following the Closing, subject to early release of a portion of their shares upon the occurrence of certain milestones.

Following the execution of the Merger Agreement, Breeze, the Sponsor, certain other holders of Breeze “founders stock” and certain holders of shares of TV Ammo that will receive shares of Breeze Common Stock in connection with the Business Combination will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), which will amend the terms of the Registration Rights Agreement entered into by Breeze, the Sponsor and certain other holders of Breeze “founders stock” on November 23, 2020 and pursuant to which Breeze will be obligated to file a registration statement to register the resale of certain securities of Breeze held by such holders. The Registration Rights Agreement also provides such holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The foregoing description of the Lock-Up Agreement and the Registration Rights Agreement is subject to and qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, and the form Registration Rights Agreement, copies of which are attached included as Exhibits 10.3 and 10.4, respectively, in our Current Report filed with the SEC on Form 8-K on November 1, 2022, and the terms of which are incorporated herein by reference.

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

As indicated in the accompanying condensed financial statements at September 30, 2022 and December 31, 2021, we had $76 and $5,403 in cash, respectively, and a negative working capital deficit of $4,464,437 and $1,667,202, respectively (excluding franchise taxes payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and the changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,459,229, which consisted of a gain on change in fair value of warrant liabilities of $1,916,000, interest income on the Trust Account of $813 and an unrealized gain on marketable securities held in our Trust Account of $69,760, partially offset by operating and formation costs of $523,629 and income tax expense of $3,715.

For the three months ended September 30, 2021, we had net income of $3,200,700, which consisted of a gain on change in fair value of warrant liabilities of $3,777,750, interest income on funds held in the Money Market Account of $76 and an unrealized gain on marketable securities held in our Trust Account of $14,444, partially offset by operating costs of $591,570.

For the nine months ended September 30, 2022, we had net income of $4,837,633, which consisted of a gain on change in fair value of warrant liabilities of $6,262,250, interest income on the Trust Account of $813 and an unrealized gain on marketable securities held in our Trust Account of $188,904, partially offset by operating and formation costs of $1,610,619 and income tax expense of $3,715.

For the nine months ended September 30, 2021, we had net income of $7,391,957, which consisted of interest income on funds held in the Money Market Account of $763, an unrealized gain on marketable securities held in our Trust Account of $30,035, and change in fair value of warrant liabilities of $8,631,750, partially offset by operating costs of $1,270,591.

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

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $17,553,499. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”). On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes.

On September 13, 2022, the Company held its annual stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to March 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 3,076,817 shares of the Company’s common stock were redeemed for $31,845,056 and on September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,658,549 which was due to a net income of $4,837,633 partially offset by a change in fair value of warrant liabilities of $6,262,250, an unrealized gain on marketable securities held in Trust Account of $188,904, interest of $813 on the Trust Account, a reduction of the current portion of long-term liabilities of $11,293 and a reduction in working capital of $32,922.

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

As of September 30, 2022 and December 31, 2021, the Company had $76 and $5,403, respectively, in cash held outside the Trust Account and a working capital deficit of $4,464,437 and $1,667,202, respectively (excluding income taxes and franchise taxes payable).

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

On November 19, 2021 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) March 26, 2023.

On February 18, 2022 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) March 26, 2023.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31,2021.

Contractual obligations

On November 19, 2021 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) March 26, 2023.

On February 18, 2022 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) March 26, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of  September 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective related to the accounting for complex financial instruments which combined constitutes a material weakness in our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2022 due to the material weakness in our internal control over financial reporting described above.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no other material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 11, 2022 or our subsequent quarterly reports on Form 10-Q, except as set forth below:

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations, by certain U.S. subsidiaries of publicly traded non-U.S. corporations, by “covered surrogate foreign corporations” (as defined in the IRA) and by certain affiliates of the foregoing (each, a “covered corporation”). Because our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and to prevent the avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If we complete a business combination after December 31, 2022, any redemption or other repurchase that occurs in connection with the business combination, or any other redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases, (ii) the nature and amount of the equity issued in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete any business combination and in our ability to complete any such business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Termination of Securities Purchase Agreement, dated July 28, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 1, 2022)
10.2

Termination Agreement, dated August 12, 2022, by and among Breeze Holdings Acquisition Corp., D-Orbit S.p.A., D-Orbit S.A., Lift-Off Merger Sub, Inc., Seraphim Space (Manager) LLP and Breeze Sponsor, LLC. (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 15, 2022)

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)