Form 10-K
period 2022-12-31
Breeze Holdings Acquisition Corp.
filed 2023-03-31
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of common stock on June 30, 2022, as reported on the NASDAQ, was $48,957,224 (based on the closing sales price of the common stock on June 30, 2022 of $10.27).

As of March 24, 2023, 4,320,484 shares of common stock, par value $0.0001, were issued and outstanding.

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

iii

PART I

ITEM 1.        BUSINESS

Overview

We are a blank check company incorporated on June 11, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have elected to pursue an acquisition in the defense technology industry.

On October 31, 2022, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Breeze, BH Velocity Merger Sub Inc., a Texas corporation and a direct, wholly-owned subsidiary of Breeze (“Merger Sub”), and TV Ammo, Inc., a Texas corporation (“TV Ammo”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze, Merger Sub, and TV Ammo. The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into TV Ammo (the “Merger”), with TV Ammo surviving as a wholly-owned subsidiary of Breeze. In connection with the Merger, Breeze will change its name to “True Velocity, Inc.”, which is hereinafter referred to (on a post-closing basis) as “True Velocity.” The aggregate consideration to be received by the TV Ammo equity holders is based on a pre-transaction equity value of $1,185,234,565, and results in a combined company equity value of $1,249,556,817. The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the second quarter of 2023, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo. For more information regarding the Business Combination, please see “Proposed Business Combination with TV Ammo.”

Our management team has extensive experience in taking companies public, acquisitions, divestitures, corporate sales, and equity and debt capital markets transactions. Additionally, our management team has well-established banking relationships and procured several billion dollars of committed capital in connection with prior investments. Our team has experience investing across a variety of commodity price cycles and a track record of identifying high quality assets and businesses with significant resources, capital and optimization potential.

In addition, our management team has an intense focus on cost management which we believe will translate into meaningful reductions in overall capital and operating costs. Our management team has consistently demonstrated their commitment to cost management. At EXCO Resources, Inc. (“EXCO”), for example, Dr. Ramsey and Messrs. Griffin and Ross were able to significantly improve EXCO’s drilling and development costs and operating costs through renegotiated rig rates and operating efficiencies.

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

Business Operations

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 25, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $115,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,425,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Breeze Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and I-Bankers Securities, Inc, generating gross proceeds of $5,425,000.

Following the closing of the Initial Public Offering on November 25, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $1,725,000 from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. As of August 11, 2022, all trust proceeds were moved into, and remain held in, a non-interest bearing account.

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of December 31, 2022, cash of $14,129 was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628 (the “Redemption”) with 7,907,013 shares of common stock remaining outstanding after Redemption; 4,767,013 of the 7,907,013 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

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

Following the redemptions, approximately $17.5 million remained on deposit in our Trust Account.

At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, 2022, November 23, 2022 and December 20, 2022 Breeze executed the second, third and fourth one month extensions depositing $59,157 in the Trust Account for each monthly extension through January 26, 2023. On January 25, 2023 and February 23, 2023 Breeze executed the fifth and sixth one month extensions depositing $59,157 in the Trust Account for each monthly extension through March 26, 2023. The Company has scheduled a meeting of its stockholders for March 22, 2023 to consider (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023).

On March 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.56 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 509,712 shares of the Company’s common stock were redeemed for $5,395,929, with 4,320,484 shares of common stock remaining outstanding after Redemption; 1,180,484 of the 4,320,484 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

Following the redemptions, approximately $12.5 million remained on deposit in our Trust Account.

At the meeting of the Company held on March 22, 2023, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2023 or such other date as may be extended.

The Company will have until September 26, 2023 (unless the Company’s shareholders approve a proposal to amend the A&R COI to permit an extension of up to six additional one month periods) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Proposed Business Combination with TV Ammo

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

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into TV Ammo (the “Merger”), with TV Ammo surviving as a wholly-owned subsidiary of Breeze. In connection with the Merger, Breeze will change its name to “True Velocity, Inc.”, which is hereinafter referred to (on a post-closing basis) as “True Velocity.” The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the second or third quarter of 2023, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

The aggregate consideration to be received by the TV Ammo equity holders is based on a pre-transaction equity value of $1,185,234,565, and results in a combined company equity value of $1,249,556,817. In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of issued and outstanding TV Ammo common stock, par value $0.01 (“TV Ammo Common Stock”), shall be cancelled and converted into a number of shares of True Velocity common stock, par value $0.0001 (“True Velocity Common Stock”), equal to the Exchange Ratio described below, (b) each option to purchase shares of TV Ammo Common Stock (each, a “TV Ammo Option”) shall be assumed and converted into an option to purchase a number of shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo Option, multiplied by the Exchange Ratio, at an exercise price per share equal to the exercise price per share in effect immediately before the Effective Time, divided by the Exchange Ratio, (c) each restricted stock unit in respect of shares of TV Ammo Common Stock (each, a “TV Ammo RSU”) shall be assumed and converted into a restricted stock unit in respect of a number of shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo RSU, multiplied by the Exchange Ratio, and (d) each warrant to purchase a number of shares of TV Ammo Common Stock (each, a “TV Ammo Warrant”) shall be converted into a warrant to purchase shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo Warrant, multiplied by the Exchange Ratio, at an exercise price per share equal to the exercise price per share in effect immediately before the Effective Time, divided by the Exchange Ratio. The Exchange Ratio will be equal to (i) the sum of (A) $1,185,234,565, plus (B) any amounts raised by TV Ammo after the date of the Merger Agreement and prior to the Closing in permitted financing transactions in excess of $50,000,000, plus (C) the aggregate dollar amount payable to TV Ammo upon the conversion of all outstanding TV Ammo convertible notes and the exercise of all vested in-the-money TV Ammo Warrants and vested in-the-money TV Ammo Options, divided by (ii) the number of fully-diluted shares of TV Ammo Common Stock outstanding as of the Closing, further divided by (iii) an assumed value of True Velocity Common Stock of $10.00 per share.

A pro rata portion of the shares of True Velocity Common Stock received in exchange for the shares of TV Ammo Common Stock are subject to forfeiture if certain future stock-price based milestones are not achieved as described below (the “Earnout Shares”). The number of Earnout Shares will be equal to the product of (a) 15% and (b) the amount by which 118,523,456 exceeds the number of shares of True Velocity Common Stock issuable upon the exercise or conversion of securities issued by TV Ammo in permitted financing transactions after the date of the Merger Agreement and prior to the Closing. The Earnout Shares will be issued at the Closing and subject to forfeiture. One-half of the Earnout Shares shall become fully vested and no longer subject to forfeiture if, during the three-year period beginning at the Closing (the “Milestone Event Period”), the True Velocity Common Stock achieves a daily volume weighted average closing sale price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). The other half of the Earnout Shares will become fully vested and no longer subject to forfeiture if, during the Milestone Event Period, the True Velocity Common Stock achieves a daily volume weighted average closing sale price of at least $15.00 per share for a similar number of days (“Milestone Event II”). The 30 consecutive trading day periods used to satisfy Milestone Event I and Milestone Event II may not overlap; if both Milestone Event I and Milestone Event II would be satisfied using the same 30 consecutive trading day period, Milestone Event II will be deemed satisfied and the threshold closing sale price to achieve Milestone Event I shall be increased to $13.50. Any Earnout Shares that remain unvested at the end of the Milestone Event Period will be forfeited. All of the Earnout Shares will become fully vested and no longer subject to forfeiture upon the occurrence of a transaction or series of transactions occurring after the Closing (a) following which a person or “group” (within the meaning of Section 13(d) of the Exchange Act) of persons (other than True Velocity, TV Ammo or any of their respective subsidiaries), has direct or indirect beneficial ownership of securities (or rights convertible or exchangeable into securities) representing fifty percent (50%) or more of the voting power of True Velocity or the right to elect a majority of the True Velocity board of directors or similar governing body of True Velocity, (b) constituting a sale, merger, business combination, consolidation, liquidation, exchange offer or other similar transaction, however effected, following which the voting securities of True Velocity immediately prior to such transaction do not continue to represent or are not converted into at least (50%) of the combined voting power of the then outstanding voting securities of the person resulting from such transaction or, if the surviving company is a subsidiary, the ultimate parent thereof, or (c) constituting a sale, lease, license or other disposition of fifty percent (50%) or more of the assets of True Velocity and its subsidiaries taken as a whole (any of the foregoing, a “Subsequent Transaction”).

The parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, True Velocity’s board of directors shall consist of seven directors, consisting of two Breeze designees (at least one of whom shall be an “independent director”), four TV Ammo designees (at least three of whom shall be “independent directors”) and the chief executive officer of True Velocity. True Velocity’s executive management team will be led by the current management of TV Ammo. To qualify as an “independent director” under the Merger Agreement, a designee shall both (a) qualify as “independent” under the rules of the Nasdaq Stock Market and (b) not have had any business relationship with either Breeze or TV Ammo or any of their respective subsidiaries, including as an officer or director thereof, other than for a period of less than six months prior to the date of the Merger Agreement.

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (a) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (b) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), (c)

prohibitions on the parties soliciting alternative transactions, (d) Breeze preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Breeze’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (e) the protection of, and access to, confidential information of the parties.

Pursuant to the terms and subject to the conditions of the Merger Agreement, Breeze has prepared and filed with the SEC a proxy statement (the “Extension Proxy Statement”), for the purpose of amending the Breeze organizational documents and the Trust Agreement, in each case, to extend the time period for Breeze to consummate a Business Combination from March 26, 2023 up to September 26, 2023 (the “Extension Proposal”). Breeze filed and distributed the Extension Proxy Statement to solicit proxies thereunder and will hold a meeting of the stockholders of Breeze to consider, vote on and approve the Extension Proposal on March 22, 2023.

The parties to the Merger Agreement agreed to use their reasonable best efforts to enter into an at-the-market facility (“At-the-Market Facility”) prior to the Closing on terms and conditions reasonably satisfactory to Breeze and TV Ammo.

 In addition, Breeze’s board of directors has agreed to adopt, subject to stockholder approval, an equity incentive plan, as described in the Merger Agreement, for the purpose of providing a means through which to enhance the ability to attract, retain and motivate persons who make (or are expected to make) important contributions to True Velocity by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities.

The obligations of Breeze and TV Ammo to consummate the Business Combination are subject to the fulfillment (or waiver) of certain closing conditions, including, but not limited to, (a) the expiration or termination of the applicable waiting period under the HSR Act, (b) the approval of Breeze’s stockholders, (c) the approval of TV Ammo’s stockholders, and (d) Breeze’s Form S-4 registration statement becoming effective.

In addition, the obligations of Breeze and Merger Sub to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (a) the representations and warranties of TV Ammo being true and correct to the standards applicable to such representations and warranties and each of the covenants of TV Ammo having been performed or complied with in all material respects, (b) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination; and (c) no Material Adverse Effect (as defined in the Merger Agreement) having occurred.

 The obligation of TV Ammo to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (a) the representations and warranties of Breeze and Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of Breeze and Merger Sub having been performed or complied with in all material respects, (b) the shares of True Velocity Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market, and (c) Breeze having cash on hand (inclusive of proceeds from certain permitted financing transactions) of at least $30,000,000 (after deducting any amounts paid to Breeze stockholders that exercise their redemption rights in connection with the Business Combination and net of certain transaction expenses incurred by Breeze or TV Ammo). If Breeze’s cash on hand is less than $30,000,000, (i) after the Breeze stockholder meeting to approve the Business Combination, Breeze may sell additional shares of Breeze Common Stock to investors for not less than $10.00 per share (“Additional Financing”), and (ii) after the deadline for Breeze stockholders to elect to redeem their Breeze Common Stock in connection with the Business Combination, Breeze may, with the consent of TV Ammo, enter into agreements incentivizing redeeming stockholders to unwind their election to redeem. The Sponsor has agreed to forfeit up to 20% of its shares of Breeze Common Stock to allow Breeze to offer shares in connection with any such incentive agreements.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (a) by mutual written consent of Breeze and TV Ammo, (b) by Breeze, on the one hand, or TV Ammo, on the other hand, if there is any breach of the representations, warranties, covenants or agreements of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to Closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (c) by either Breeze or TV Ammo if the Business Combination is not consummated by April 28, 2023, provided the failure to close by such date is not due to a breach by the terminating party, (d) by either Breeze or TV Ammo if a meeting of Breeze’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (e) by Breeze if the TV Ammo stockholders do not approve the Merger Agreement and the transactions contemplated thereby within five days after Breeze’s registration statement on Form S-4 becomes effective.

 Under certain circumstances as described further in the Merger Agreement, if the Merger Agreement is validly terminated by Breeze, TV Ammo will pay Breeze a fee equal to the actual documented expenses incurred by Breeze in connection with the Business Combination of up to $1,000,000.

 A copy of the Merger Agreement is included as Exhibit 2.1 in our Current Report filed with the SEC on Form 8-K on November 1, 2022 and is incorporated herein by reference, and the foregoing description of the Merger Agreement is qualified in its entirety by reference thereto. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the agreement among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Merger Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Breeze does not believe that these schedules contain information that is material to an investment decision.

 The Merger Agreement contemplates that TV Ammo may enter into agreements to raise capital in one or more private placement transactions prior to the Closing of the Business Combination for aggregate gross proceeds of up to $100,000,000 (the “Permitted Financing”).

 Concurrently with the execution of the Merger Agreement, Breeze, TV Ammo, the Sponsor, I-Bankers and the independent directors of Breeze (current and former) (collectively, the “Breeze Initial Stockholders”)  entered into a sponsor support agreement (the “Sponsor Support Agreement”) pursuant to which, among other things, the Breeze Initial Stockholders: (a) agreed to vote all of their shares of Breeze Common Stock in favor of the proposals to be submitted to the Breeze stockholders in connection with the Business Combination, including the adoption of the Merger Agreement and the approval of the Business Combination and the Extension Proposal; (b) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of Breeze’s or Merger Sub’s representations, warranties, covenants, agreements or obligations under the Merger Agreement or (ii) any of the mutual or TV Ammo conditions to the Closing in the Merger Agreement not being satisfied; (c) (i) waived, subject to and conditioned upon the Closing and to the fullest extent permitted by applicable law and the Breeze organizational documents, and (ii) agreed not to assert or perfect, any rights to adjustment or other anti-dilution protections to which such Breeze Initial Stockholder may be entitled in connection with the Merger or the other Transactions or the Extension Proposal; (d) agreed to take, or cause to be taken, all actions and to do, or cause to be done, all things reasonably necessary under applicable laws to consummate the Merger and the other Transactions on the terms and subject to the conditions set forth in the Merger Agreement prior to any valid termination of the Merger Agreement; (e) agreed not to transfer or pledge any of their shares of Breeze Common Stock, or enter into any arrangement with respect thereto, after the execution of the Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions; and (f) waived their rights to redeem any of their shares of Breeze Common Stock in connection with the approval of the Breeze Proposals and the Extension Proposal. Additionally, the Sponsor has agreed to: (a) forfeit for no consideration up to 20% of the aggregate shares of Breeze Common Stock held by it if Breeze reasonably determines that the issuance of additional shares of Breeze Common Stock to investors or redeeming Breeze stockholders (at a price per share not to be less than $10.00) would be reasonably required (i) to cause the Breeze Cash on Hand to be at least equal to the Minimum Cash Amount or (ii) to secure any Additional Financing; (b) forfeit for no consideration up to 20% of the aggregate shares of Breeze Common Stock held by it if, on the six month anniversary of the Closing, the sum of (i) the Breeze’s cash on hand at the Closing plus (ii) the funds requested or received under the At-the-Market Facility (or other similar equity or hybrid equity-based instrument or facility) at or prior to such date is less than $50,000,000; and (c) assume and pay all Breeze transaction expenses incurred in connection with the D-Orbit transaction in full and indemnify Breeze, TV Ammo and their respective subsidiaries from any and all liabilities related thereto, and to not sell or transfer any of its shares of Breeze Common Stock or distribute any of its assets unless and until such time as it has assumed and paid in full all such Breeze transaction expenses.

 The foregoing description of the Sponsor Support Agreement is subject to and qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1 in our Current Report filed with the SEC on Form 8-K on November 1, 2022, and the terms of which are incorporated herein by reference.

 On November 9, 2022, in accordance with the Merger Agreement, Breeze, TV Ammo and certain TV Ammo equity holders representing approximately 66.34% of the issued and outstanding shares of TV Ammo Common Stock executed a stockholder support agreement, pursuant to which, among other things, such TV Ammo equity holders: (a) agreed to vote in favor of the adoption of the Merger Agreement and approve the Merger and the other transactions contemplated by the Merger Agreement or the ancillary agreements referenced therein to which TV Ammo is a party; (b) agreed to approve, in accordance with the terms and subject to the conditions of the TV Ammo organizational documents, the conversion of all outstanding shares of TV Ammo preferred stock into shares of TV Ammo Common Stock to take effect immediately prior to the Closing; (c) agreed to waive any appraisal or similar rights they may have pursuant to the Texas Business Organizations Code with respect to the Merger and the other transactions contemplated by the Merger Agreement or the ancillary agreements referenced therein; (d) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of TV Ammo’s representations, warranties, covenants, agreements or obligations under the Merger Agreement or (ii) any of the mutual or Breeze or Merger Sub conditions to the Closing in the Merger Agreement not being satisfied; and (e) agreed not to sell, assign, transfer or pledge any of their shares of TV Ammo Common Stock or TV Ammo preferred stock (or enter into any arrangement with respect thereto) after the execution of the Merger Agreement and prior to the Closing date, subject to certain customary conditions and exceptions.

On November 9, 2022, Breeze, TV Ammo, the Breeze Initial Stockholders and certain TV Ammo equity holders entered into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which the Breeze Initial Stockholders and such TV Ammo equity holders have agreed, among other things, to refrain from selling or transferring their shares of True Velocity Common Stock for a period of eight months following the Closing, subject to early release (a) of 10% of their shares of True Velocity Common Stock if the daily volume weighted average closing sale price of True Velocity Common Stock quoted on the Nasdaq Stock Market for any 20 trading days within any 30 consecutive trading day period exceeds $12.50 per share, (b) of an additional 10% of their shares of True Velocity Common Stock if the daily volume weighted average closing sale price of True Velocity Common Stock quoted on the Nasdaq Stock Market for any 20 trading days within any 30 consecutive trading day period exceeds $15.00 per share; (c) of all of their shares of True Velocity Common Stock upon the occurrence of a Subsequent Transaction; and (d) upon the determination of the True Velocity board of directors (including a majority of the independent directors) following the six month anniversary of the Closing date.

On November 9, 2022, Breeze, the Breeze Initial Stockholders and certain TV Ammo equity holders entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), which amended the terms of the Registration Rights Agreement entered into by Breeze and the Breeze Initial Stockholders on November 23, 2020, pursuant to which, among other things, Breeze will be obligated to file a registration statement to register the resale of certain securities of Breeze held by the Breeze Initial Stockholders and such TV Ammo equity holders. The Registration Rights Agreement also provides the Breeze Initial Stockholders and such TV Ammo equity holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The foregoing description of the Stockholder Support Agreement, the Lock-Up Agreement and the Registration Rights Agreement are subject to and qualified in its entirety by reference to the full text of the Stockholder Support Agreement, Lock-Up Agreement and Registration Rights Agreement, respectively, copies of which are attached to this Annual Report on Form 10-K as Exhibits 10.14, 10.15and 10.16, respectively, and the terms of which are incorporated herein by reference.

Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Business Combination with TV Ammo.

Business Strategy & Competitive Strengths

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company in North America that complements the experience of our management team and can benefit from their operational expertise and/or executive oversight. Our acquisition strategy leverages our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition.

We utilized the network and industry experience of our management team and business partners in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and industry relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s extensive experience. In addition to our industry and lending community relationships, we leverage relationships with management teams of public and private companies, capital market participants, private equity groups, investment banking firms, consultants, restructuring advisers, attorneys and accounting firms, which we believe should provide us with a number of business combination opportunities. Members of our management team are communicating with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and have identified a target and executed a Business Combination Agreement.

Acquisition Strategy

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more companies that we believe:

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

•	can utilize the extensive networks, operational experience and insights of our management team;

•	are fundamentally sound but we believe can achieve better results by leveraging the operating and financial experience of our management team and their affiliates;

•

exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

•	can offer attractive risk-adjusted returns on investments for our stockholders.

We seek to acquire the target on terms and in a manner that leverage our management team’s investing experience. Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of the initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management deems relevant. In the event that our initial business combination with a target business does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In evaluating the target business, we conducted a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that is made available to us. In conducting our due diligence review, we leveraged the experience of members of our management team and I-Bankers on an efficient and cost-effective basis as we deployed them to review matters related to their specific areas of functional expertise.

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

Members of our management team, our sponsor and our independent directors directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether the target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating the particular business combination target if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Financial Position

As of December 31, 2022, we had approximately $17.7 million held in the trust account. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of February 27, 2023 the amount in the trust account is $10.56 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Ability to Extend Time to Complete Business Combination

We had until 12 months from the closing of our initial public offering to consummate our initial business combination. However, by resolution of our board and at the request by our sponsor, we extended the period of time to 18 months to consummate a business combination exercising two 3-month extensions. Pursuant to the terms of the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC on the date of our initial public offering, in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadlines, deposited into the trust account for each three-month extension, $1,150,000, or $0.10 per share, on or prior to the date of the applicable deadline, up to an aggregate of $2,300,000, or $0.20 per share. At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended. Any such payments were made in the form of a loan. Any such loans are non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. We issued a press release announcing our intention to extend in both cases at least three days prior to the applicable deadline. In addition, for each extension we issued a press release the day after the applicable deadline announcing that the funds had been timely deposited. Investors do not have the ability to vote or redeem their shares of common stock in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares of common stock in connection with that business combination.

Pursuant to the terms and subject to the conditions of the Merger Agreement, Breeze has prepared and filed with the SEC the Extension Proxy Statement, for the purpose of amending the Breeze organizational documents and the Trust Agreement, in each case, to extend the time period for Breeze to consummate a Business Combination from March 26, 2023 up to September 26, 2023 (the “Extension Proposal”). Breeze filed and distributed the Extension Proxy Statement to solicit proxies thereunder and held a meeting of the stockholders of Breeze to consider, vote on and approve the Extension Proposal on March 22, 2023. Breeze stockholders approved the Extension Proposal and extended the time period for Breeze to consummate a Business Combination from March 26, 2023 up to September 26, 2023.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and representative shares, initially we needed to have only 4,187,501, or 36.4%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. As of March 24, 2023, no public shares are required to approve the business combination. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Prior to our proxy extension voted on in May and September, we had only 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $14,129 of proceeds held outside the trust account (as of December 31, 2022), and amounts raised after December 31, 2022, if any, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution as of March 26, 2023, would be approximately $10.595. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.595. Under Section 281(b) of the General Corporation Law of Delaware, as amended (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.595 per public share and (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $10.595 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.595 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $14,129 of proceeds held outside the trust account (as of December 31, 2022), and amounts raised after December 31, 2022, if any, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.595 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.595 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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
•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.595 per share.
•

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
•	Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.
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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As of February 15, 2023, in addition to our initial stockholders’ founder shares and representative shares, we would not require any of the 1,690,196 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock immediately following the completion of our initial public offering. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.595 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination within 18 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.595 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.595 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.595 per share” and other risk factors below.

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

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.595 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.595 per share” and other risk factors below.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.595 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.595 per share” and other risk factors below.

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

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial Business Combination, hinder our ability to consummate an initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions. Because we are a Delaware corporation and our securities trade on the Nasdaq Stock Market, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the excise tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the excise tax. In addition, the excise tax may make a transaction with us less appealing to potential Business Combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain absent further guidance.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and continue to expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months from the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for 18 months from the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for 18 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.595 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.595 per share” and other risk factors below.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, $947,443 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.595 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.595 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.595 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.595 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.595 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.595 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.595 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.595 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 18 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As a result, included on our balance sheets as of December 31, 2022 and 2021, contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, which remedied the material weakness surrounding our historical presentation of our warrants, redeemable shares, representative shares, rights, and director shares but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

(b) Holders

On February 15, 2023, there were 10 holders of record for our shares of common stock, 1 holder of our rights and 3 holders of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Breeze Holdings Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Breeze Sponsor, LLC.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report.

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

As indicated in the accompanying financial statements, at December 31, 2022 and December 31, 2021, we had $14,129 and $5,403 in cash, respectively, and working capital deficits of $5,345,736 and $1,667,202, respectively (excluding franchise tax payable and common stock payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $3,788,224, which consisted of a change of $5,923,750 in the fair value of warrant liabilities, interest income from our money market account of $813, and an unrealized gain on marketable securities held in our trust account of $188,903, offset by operating costs of $2,323,153.

For the year ended December 31, 2021, we had net income of $8,703,976, which consisted of a change of $10,378,500 in the fair value of warrant liabilities, interest income from our money market account of $764, and an unrealized gain on marketable securities held in our trust account of $47,076, offset by operating and formation costs of $1,722,364.

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

As of December 31, 2022, we had cash held in the non-interest bearing trust account of $17,730,969. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”). On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes.

On September 13, 2022, the Company held its annual stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to March 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 3,076,817 shares of the Company’s common stock were redeemed for $31,845,056 with 1,690,196 shares remaining. On September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes.

At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, November 23, and December 20, 2022 Breeze executed the second, third and fourth one month extensions through January 26, 2023.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $117,931,556 (including $56,556 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account.

For the year ended December 31, 2022, cash used in operating activities was $3,022,729 which was due to a change in fair value of warrant liabilities of $5,923,750, and an unrealized gain on marketable securities held in Trust Account of $189,716, offset in part by our net income of $3,788,224, and a reduction in working capital of $697,487.

For the year ended December 31, 2021, cash used in operating activities was $688,415 which was due to an increase in fair value of warrant liabilities of $10,378,500, and an unrealized gain on marketable securities held in Trust Account of $47,076, offset in part by our net income of $8,703,976, compensation expense for common stock purchased by Directors from Sponsor of $401,000, and changes in working capital of $632,185.

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

As of December 31, 2022 and 2021, the Company had $14,129 and $5,403, respectively, in cash held outside of the Trust Account and working capital deficits of $5,345,736 and $1,667,202, respectively, (excluding franchise tax payable).

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. As of December 31, 2022, the amount outstanding under this Promissory Note was $2,800,209 for direct working capital, and $236,628 for monthly SPAC extension funds for the months of September, 2022 through December, 2022 for a total of $3,036,837 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023.

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

Going Concern

Based upon the above narrative, Management determined that the above conditions and/or events indicate that it may be probable that the Company would be unable to meet its obligations as they become due within one year after the date that the financial statements as of December 31, 2022 are available to be issued.  Although Management plans to address this uncertainty through a Business Combination or through obtaining Working Capital Loans, there is no assurance that the Company’s plans to consummate the Business Combination or obtain the Working Capital Loans will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and 2021.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. As of December 31, 2022, the amount outstanding under this Promissory Note was $2,800,209 for direct working capital, and $236,628 for monthly SPAC extension funds for the month of September, 2022 through December, 2022 for a total of $3,036,837 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023.

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

On December 2, 2022, the Company signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with TV Ammo. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Remediation of a Prior Material Weakness

We previously identified and disclosed in our Form 10-K filed for the year ended December 31, 2021, as well as in our subsequent quarterly reports, a deficiency in internal control over financial reporting that existed relating to the accounting treatment for complex financial instruments and the failure to properly account for such instruments, which constituted a material weakness as defined in the SEC regulations. Our management implemented additional controls which addressed complex financial instruments and their proper accounting during the year ended December 31, 2022. These controls included risk identification and assessment, the use of third party technical accountants to supplement management’s review of complex financial instruments and new accounting pronouncements, and the enhanced use of accounting memos, position papers, and policies regarding accounting for significant, non-routine transactions.

During 2022, our management utilized the services of an independent accounting consulting firm, to assist with the documentation and testing of internal controls and to review the operating effectiveness of these internal controls performed by management. These actions resulted in an improved internal control environment that was in place for a period of time to allow for our management to conclude that we have fully remediated this material weakness as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except as set forth above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report our directors and officers are as follows:

Name	Age	Title
J. Douglas Ramsey, Ph.D.	62	Chairman, Chief Executive Officer and Chief Financial Officer
Russell D. Griffin	59	President and Director
Charles C. Ross, P.E.	66	Chief Operating Officer
James L. Williams	69	Independent Director
Albert McLelland	64	Independent Director
Robert Lee Thomas	63	Independent Director
Bill Stark	67	Independent Director

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

On August 10, 2022, Dan Hunt resigned from the Board of Directors (the “Board”) of Breeze Holdings Acquisition Corp. (the “Company”), including his roles as a member of the audit committee, and the chairman of the nominating and corporate governance committee. Mr. Hunt informed the Company that his decision to resign as a director and committee member was due to personal reasons and that there was no disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 12, 2022, the Board, upon recommendation of the nominating and corporate governance committee, appointed James L. Williams to fill the vacancies created by Mr. Hunt’s resignation from the Board, including the roles as a member of the audit committee and the chairman of the nominating and corporate governance committee. Mr. Williams serves as a Class I director of the Board.

James L. Williams began serving as a director in August 2022. General Williams served in the United States Marine Corps for over 35 years, most recently as a Major General, 4th Marine Division, where he commanded Marines at every level in combat operations and readiness until he retired from military service in 2010. During the Global War on Terrorism, General Williams held positions as Assistant Division Commander, 2nd Marine Division, in combat operations at Camp Blue Diamond, Al-Ramadi, Iraq and as Deputy Commanding General, 1st Marine Expeditionary Force in Fallujah, Iraq. General Williams also served on the Secretary of Defense’s Reserve Force Policy Board, and included in his military decorations are the Defense Meritorious Service Medal, Legion of Merit, Bronze Star Medal, Meritorious Service Medal, and the National Defense Medal, to name a few. General Williams currently serves as Chief Executive Officer and Chairman of Zenneck Power LLC. General Williams received a Bachelor of Science Degree from Slippery Rock University, PA and reported to Officer Candidate School, receiving his commission in 1976. His education includes Master’s Degrees from Georgetown University in Government and National Affairs, and Yale University in Hospital Management and Public Health. He has completed program studies at Harvard’s JFK School of Government in the National and International Studies Program. General Williams has completed the LOGTECH Program, Center of Excellence in Logistics and Technology, University of North Carolina, Kenan-Flagler Business School, Chapel Hill, North Carolina and a Master of Science in Strategic Studies, U.S. Army War College, Carlisle Barracks, Carlisle, Pennsylvania. General Williams has served on boards of directors and/or boards of advisors of for-profit companies, including Zenneck Power, LLC, Rewards.com/RewardToken.IO, PayForAll, LLC, Mobile Equity Corporation (d.b.a. Qruz), and DCG International. In the non-profit sector, General Williams served with the Board of International Learning of Texas Public Charter School District, the Tower Center at Southern Methodist University, Cybercrime Committee of the North Texas Crime Commission, the Tarleton State Criminal Justice Program, the Admiral Nimitz Foundation and National Museum of the Pacific War, the American Board of Physician Specialties and Disaster Medicine Committee, the Veterans Coalition of North Central Texas, the VA Medical Center of North Texas, the World Craniofacial Foundation, and the Bridge-Homeless Program. General Williams also spends time helping Veterans and surviving spouses fight for the benefits and services they so rightfully deserve. General Williams is well qualified to serve as a director based on his demonstrated leadership during his outstanding military career, and as a result of his experience with both for-profit and non-profit organizations.

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

Robert Lee Thomas has served as a director since November 2020. Mr. Thomas was Vice President and Chief Information Officer at Kosmos Energy from 2015 until May 2020. In this role, Mr. Thomas had corporate information systems oversight, as well as geotechnical systems strategy responsibility. Prior to Kosmos, Mr. Thomas was a corporate officer and Chief Information Officer at EXCO Resources from 2008 until 2015. In addition to corporate information systems oversight, Mr. Thomas had responsibility for the geoscience personnel and technology. From 1994 until 2006, Mr. Thomas held a series of roles, from geotechnical systems leadership to international business management to Chief Information Officer at Burlington Resources Canada with Burlington Resources Oil and Gas. Following the acquisition of Burlington Resources by ConocoPhillips in 2006, Mr. Thomas co-led the integration of systems into ConocoPhillips, earning a President’s Award, and was Director of IT Strategy and Architecture at ConocoPhillips until 2008. From 1981 until 1994, Mr. Thomas held a series of roles from geophysical seismic acquisition and processing to exploration system development in the exploration technology groups with Sun Oil Company and the Oryx Energy spinoff. Mr. Thomas earned his BS in Economics and Finance from The University of Texas at Dallas. Mr. Thomas was elected and served on the City Council in Murphy, Texas, was a former member of the Advisory Board at the University of North Texas school of Information Technology Decision Sciences and has been an active member of the Society of Exploration Geophysicists for over 25 years. Mr. Thomas is National Association of Corporate Directors (NACD) Directorship Certified. Mr. Thomas is well qualified to serve as director, having been involved with many aspects of international oil and gas company management, including many multibillion-dollar corporate acquisitions and integrations.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The class I directors will consist of Messrs. Griffin, Stark and Williams. The class II directors will consist of Messrs. Ramsey, McLelland and Thomas.

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

Audit Committee

Messrs. McLelland, Thomas and Williams serve as members of our audit committee, and Mr. McLelland serves as its chairman. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members on the audit committee. The rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Messrs. McLelland, Thomas and Willaims qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. McLelland qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating and Corporate Governance Committee

Messrs. Williams, Thomas and Stark serve as members of our nominating and corporate governance committee, and Mr. Williams serves as its chairman.

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

The beneficial ownership of our shares of common stock is based on 4,830,196 shares of common stock issued and outstanding as of February 28, 2023.

	Common Stock
Name of Beneficial Owner (1)		Approximate
		Percentage of
	Number of Shares	Outstanding
	Beneficially Owned	Common Stock
Breeze Sponsor, LLC	2,475,000	51.2%
J. Douglas Ramsey, Ph.D. (2)	2,475,000	51.2%
Russell D. Griffin (3)	—	*
Charles C. Ross (3)	—	*
Albert McLelland	25,000	*
Bill Stark	25,000	*
Robert Lee Thomas	25,000	*
James L. Williams	—	*
All directors and executive officers as a group (7 individuals)	2,550,000	52.8%
Harraden Circle Investors, LP (4)	534,698	11.1%
Feis Equities LLC (5)	533,108	11.0%
I-Bankers Securities, Inc.	512,500	10.6%
Meteora Capital, LLC (6)	268,038	5.5%
Difesa Master Fund, LP (7)	250,003	5.2%
Cowen Financial Products LLC (8)	250,000	5.2%
Karpus Management, Inc. (9)	133,460	2.8%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Breeze Holdings Acquisition Corp., 955 W. John Carpenter Fwy., Suite 100-929, Irving, TX 75039.

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

(4)

Based solely on the Schedule 13G filed with the SEC on May 6, 2022 by Harraden Circle Investors, LP (“Harraden Circle Investors”) with respect to shares of common stock held by Harraden Circle Investors. Harraden GP is the general partner to Harraden Circle Investors, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Circle Investors. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Circle Investors. The business address of the reporting persons is 299 Park Avenue. 21st Floor, New York, NY 10171.

(5)

Based solely on the amendment to Schedule 13G filed with the SEC on May 3, 2022 by Feis Equities LLC (“Feis Equities”) and Lawrence M. Feis (Mr. Feis”) with respect to shares of common stock held by Feis Equities and Mr. Feis. Mr. Feis is the Managing Member of Feis Equities. The business address of the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, IL 60606.

(6)

Based solely on the amendment to Schedule 13G filed with the SEC on February 16, 2023 by Meteora Capital, LLC, (“Meteora Capital”) with respect to the common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and (ii) Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the common stock held by the Meteora Funds. The business address of reporting persons is 840 Park Drive East, Boca Raton, FL 33444.

(7)

Based solely on the Schedule 13G filed with the SEC on November 30, 2022 by Difesa Master Fund, LP (the “Master Fund”) for which Difesa Capital Management, LP (the “Adviser”) serves as the investment manager. Difesa Capital Partners, LLC (the “General Partner”) is the general partner of the Adviser and Peter Cohen is the managing member of the General Partner. By virtue of these relationships, the reporting persons may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Master Fund. The business address of the reporting persons is 40 West 57th Street, Suite 2020, New York, NY 10019.

(8)

Based solely on the amendment to Schedule 13G filed with the SEC on January 23, 2023 by Cowen Financial Products LLC. The business address of the reporting persons is 599 Lexington Ave., New York, NY 10022.

(9)

Based solely on the amendment to Schedule 13G filed with the SEC on May 10, 2022 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares of common stock are owned directly by the accounts managed by Karpus. The business address of reporting persons is 183 Sully’s Trail, Pittsford, NY 14534.

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

The amended Trust Agreement, approved on September 13, 2022, authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, November 23, and December 20, 2022 Breeze executed the second, third and fourth one month extensions depositing $59,157 in the Trust Account for each monthly extension through January 26, 2023.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and December 31, 2021 totaled $284,442 and $84,975, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and December 31, 2021, respectively.

Tax Fees. We paid Marcum $8,755 and $8,755 for tax planning and tax advice for the years ended December 31, 2022 and December 31, 2021, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and December 31, 2021, respectively.

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

2.1

Business Combination Agreement, dated as of January 26, 2022, by and among Breeze Holdings Acquisition Corp., D-Orbit S.p.A., D-Orbit S.A., Lift-Off Merger Sub, Inc. and Seraphim Space (Manager) LLP (filed as exhibit 2.1 to the Form 8-K filed January 27, 2022).

2.2

Form of Contribution and Exchange Agreement to be entered into prior to the Closing among D-Orbit S.p.A., D-Orbit S.A. and the Contributors party thereto (incorporated by reference to Exhibit A-1 to the Business Combination Agreement filed as Exhibit 2.1 hereto).

2.3

Form of Converted Company Shareholder Contribution and Exchange Agreement to be entered into prior to the Closing among D-Orbit S.p.A., D-Orbit S.A. and the Converted Company Shareholders party thereto (incorporated by reference to Exhibit A-2 to the Business Combination Agreement filed as Exhibit 2.1 hereto).

2.4†

Merger Agreement and Plan of Reorganization, dated as of October 31, 2022, by and among Breeze, BH Velocity Merger Sub, Inc. and TV Ammo, Inc. (filed as exhibit 2.1 to the form 8-K filed November 1, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 of the registrant’s Form S-1 (file no. 333-249677).
3.2	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated May 9, 2022 (filed as exhibit 3.1 to the Form 8-K filed May 9, 2022).
3.3	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated September 13, 2022 (filed as exhibit 3.1 to the Form 8-K filed September 15, 2022).
3.4	Bylaws (incorporated by reference to exhibit 3.4 of the registrant’s Form S-1 (file no. 333-249677).
4.1	Warrant Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.3	Description of Registrant’s Securities (filed as exhibit 4.3 to the Form 10-K filed March 31, 2021).
4.4	Form of Original Issue Discount Convertible Debenture of D-Orbit S.A. (incorporated by reference to Exhibit A to the Securities Purchase Agreement filed as Exhibit 10.8 hereto).
4.5	Form of Ordinary Shares Purchase Warrant of D-Orbit S.A. (incorporated by reference to Exhibit C to the Securities Purchase Agreement filed as Exhibit 10.8 hereto).
4.6	Form of Callable Ordinary Shares Purchase Warrant of D-Orbit S.A. (incorporated by reference to Exhibit E to the Securities Purchase Agreement filed as Exhibit 10.8 hereto).
4.7	Amended and Restated Rights Agreement, dated as of January 26, 2022, between Breeze Holdings Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.1	Letter Agreement, dated November 23, 2020, by and among the Company, Breeze Sponsor, LLC and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.3	Registration Rights Agreement, dated November 23, 2020, by and among the Company and certain holders party thereto. (1)
10.4	Administrative Services Agreement, dated November 23, 2020, by and between the Company and Breeze Sponsor, LLC. (1)
10.5

Securities Escrow Agreement, by and among the Company, Breeze Sponsor, LLC and each of the officers and directors of the Company. (incorporated by reference to exhibit 10.9 of the registrant’s Form S-1 (file no. 333-249677).

10.6

SPAC Stockholder Support Agreement, dated as of January 26, 2022, among D-Orbit S.p.A., D-Orbit S.A., Breeze Sponsor, LLC, Breeze Holdings Acquisition Corp. and the investors party thereto (filed as exhibit 10.1 to the Form 8-K filed January 27, 2022).

10.7

Form of Existing Company & SPAC Shareholders Registration Rights and Lock-Up Agreement among D-Orbit S.A., Breeze Holdings Acquisition Corp. and the holders party thereto (incorporated by reference to Exhibit B-1 to the Business Combination Agreement filed as Exhibit 2.1 hereto).

10.8†

Securities Purchase Agreement, dated as of January 26, 2022, among Breeze Holdings Acquisition Corp., D-Orbit S.p.A., D-Orbit S.A. and the purchasers party thereto (filed as exhibit 10.3 to the Form 8-K filed January 27, 2022).

10.9	Form of Registration Rights Agreement between D-Orbit S.A. and the holders party thereto (incorporated by reference to Exhibit B-2 to the Business Combination Agreement filed as Exhibit 2.1 hereto).

Exhibit No.	Description

10.10

Form of Subscription Agreement dated as of January 26, 2022, among Breeze Holdings Acquisition Corp., D-Orbit S.A. and the investors party thereto (filed as exhibit 10.5 to the Form 8-K filed January 27, 2022).

10.11	Termination of Securities Purchase Agreement, dated July 28, 2022 (filed as exhibit 10.1 to the Form 8-K filed August 1, 2022).
10.12

Termination Agreement, dated August 12, 2022, by and among Breeze Holdings Acquisition Corp., D-Orbit S.p.A., D-Orbit S.A., Lift-Off Merger Sub, Inc., Seraphim Space (Manager) LLP and Breeze Sponsor, LLC (filed as exhibit 10.1 to the Form 8-K filed August 15, 2022).

10.13	Sponsor Support Agreement (filed as exhibit 10.1 to the Form 8-K filed November 1, 2022).
10.14	Form of Stockholder Support Agreement (filed as exhibit 10.2 to the Form 8-K filed November 1, 2022).
10.15	Form of Lock-Up Agreement (filed as exhibit 10.3 to the Form 8-K filed November 1, 2022).
10.16	Form of Amended and Restated Registration Rights Agreement (filed as exhibit 10.4 to the Form 8-K filed November 1, 2022).
14	Code of Ethics (incorporated by reference to exhibit 14 of the registrant’s Form S-1 (file no. 333-249677).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 27, 2020.
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023

BREEZE HOLDINGS ACQUISITION CORP.

/s/ J. Douglas Ramsey
Name: J. Douglas Ramsey
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Douglas Ramsey	Chairman, Chief Executive Officer and Chief	March 30, 2023
J. Douglas Ramsey	Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ Russell D. Griffin	President and Director	March 30, 2023
Russell D. Griffin

/s/ James L. Williams	Director	March 30, 2023
James L. Williams

/s/ Albert McLelland	Director	March 30, 2023
Albert McLelland

/s/ Bill Stark	Director	March 30, 2023
Bill Stark

/s/ Robert L. Thomas	Director	March 30, 2023
Robert L. Thomas

BREEZE HOLDINGS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Breeze Holdings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Breeze Holdings Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination, it has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March

30, 2023

BREEZE HOLDINGS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$14,129	$5,403
Due from Sponsor	18,073	865
Prepaid expenses	160,503	123,292
Prepayment - Franchise Taxes	10,000	—
Total Current Assets	202,705	129,560
Cash and marketable securities held in Trust Account	17,730,969	117,931,556
Total Assets	$17,933,674	$118,061,116
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$67,500	$598,447
Franchise tax payable	—	200,000
Income tax payable	2,089	—
Due to Sponsor	5,480,941	1,198,315
Total Current Liabilities	5,550,530	1,996,762
Warrant liabilities	1,184,750	7,108,500
Other long-term liabilities	—	—
Total Liabilities	6,735,280	9,105,262
Commitments
Common stock subject to possible redemption, 1,690,196 and 11,500,000 shares at redemption value as of December 31, 2022 and 2021, respectively	17,730,156	117,875,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares and 3,140,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively (excluding 1,690,196 and 11,500,000 shares subject to possible redemption, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(6,532,077)	(8,919,461)
Total Stockholders’ Deficit	(6,531,762)	(8,919,146)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$17,933,674	$118,061,116

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating and formation costs	$2,323,153	$1,722,364
Loss from operations	(2,323,153)	(1,722,364)
Other income (expense):
Interest income	813	764
Unrealized gain on marketable securities held in Trust Account	188,903	47,076
Change in fair value of warrant liabilities	5,923,750	10,378,500
Total other income (expenses), net	6,113,466	10,426,340
Income before income taxes	3,790,313	8,703,976
Income tax expense	(2,089)	—
Net income	$3,788,224	$8,703,976
Basic and diluted weighted average shares outstanding	9,294,000	14,631,082
Basic and diluted net income per share of Common Stock	$0.41	$0.59

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance – December 31, 2020	3,125,000	$313	$—	$(16,949,285)	$(16,948,972)
Common Stock issued to Consultant	15,000	2	—	74,848	74,850
Common Stock purchased by Directors from Sponsor	—	—	—	401,000	401,000
Accretion of Common Stock to redemption value	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	8,703,976	8,703,976
Balance – December 31, 2021	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,400,840)	(1,400,840)
Net income	—	—	—	3,788,224	3,788,224
Balance – December 31, 2022	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net income	$3,788,224	$8,703,976
Adjustments to reconcile net income to net cash used in operating activities:
Interest and unrealized gain on marketable securities held in Trust Account	(189,716)	(47,076)
Change in fair value of warrant liabilities	(5,923,750)	(10,378,500)
Compensation expense for common stock purchased by Directors from Sponsor	—	401,000
Changes in operating assets and liabilities:
Prepaid expense	(54,419)	36,084
Long-term liabilities	95,790	(111,926)
Accounts payable and accrued expenses	(530,947)	531,183
Franchise tax payable	(210,000)	176,844
Income tax payable	2,089	—
Net cash provided by (used in) operating activities	(3,022,729)	(688,415)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,400,840)	(1,150,000)
Cash withdrawn from Trust Account to redeeming shareholders	101,545,684	—
Cash withdrawn from Trust Account to pay franchise and income taxes	231,246	—
Net cash used in investing activities	100,376,090	(1,150,000)
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	2,800,209	—
Proceeds from promissory note – related party	1,400,840	1,150,000
Redemptions of common stock	(101,545,684)	—
Net cash provided by (used in) financing activities	(97,344,635)	1,150,000
Net Change in Cash	8,726	(688,415)
Cash – Beginning of period	5,403	693,818
Cash – End of period	$14,129	$5,403
Supplemental disclosure of non-cash financing activities:
Compensation expense for common stock purchased by Directors from Sponsor	$—	$401,000
Common stock issued to Consultant	$—	$74,850
Accretion of common stock subject to redemption value	$1,400,840	$1,150,000

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITON CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from June 11, 2020 (inception) through December 31, 2020, and the years ended December 31, 2021 and 2022, relate to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of December 31, 2022, cash of $14,129 was held outside of the Trust Account and was available for working capital purposes.

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

At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one-month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, November 23, and December 20, 2022 Breeze executed the second, third and fourth one-month extensions through January 26, 2023. On January 25, 2023 and February 23, 2023, Breeze executed the fifth and sixth one-month extensions depositing $59,157 in the Trust Account for each monthly extension through March 26, 2023.  The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company.

The Company will have until September 26, 2023 (unless the Company’s shareholders approve a proposal to amend the A&R COI to permit an extension of up to six additional one month periods) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The Business Combination is expected to close in the second or third quarter of 2023, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

The aggregate consideration to be received by the TV Ammo Equity Holders is based on a pre-transaction equity value of $1,185,234,565 and results in a combined company equity value of $1,249,556,817. In accordance with the terms and subject to the conditions of the Merger Agreement, at the Effective Time, (a) each share of issued and outstanding TV Ammo common stock, par value $0.01 (“TV Ammo Common Stock”), shall be cancelled and converted into a number of shares of True Velocity common stock, par value $0.0001 (“True Velocity Common Stock”), equal to the Exchange Ratio, (b) each option to purchase shares of TV Ammo Common Stock (each, a “TV Ammo Option”) shall be assumed and converted into an option to purchase a number of shares of True Velocity Common Stock (each, a “True Velocity Option”) equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo Option, multiplied by the Exchange Ratio, at an exercise price per share equal to the exercise price per share in effect immediately before the Effective Time, divided by the Exchange Ratio, (c) each restricted stock unit in respect of shares of TV Ammo Common Stock (each, a “TV Ammo RSU”) shall be assumed and converted into a restricted stock unit in respect of a number of shares of True Velocity Common Stock (each, a “True Velocity RSU”) equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo RSU, multiplied by the Exchange Ratio, and (d) each warrant to purchase a number of shares of TV Ammo Common Stock (each, a “TV Ammo Warrant”) shall be converted into a warrant to purchase shares of True Velocity Common Stock (each, a “True Velocity Warrant”) equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo Warrant, multiplied by the Exchange Ratio, at an exercise price per share equal to the exercise price per share in effect immediately before the Effective Time, divided by the Exchange Ratio. The Exchange Ratio will be equal to (i) the sum of (A) $1,185,234,565, plus (B) any amounts raised by TV Ammo after the date of the Merger Agreement and prior to the Closing in Permitted Financings in excess of $50,000,000, plus (C) the aggregate dollar amount payable to TV Ammo upon the conversion of all outstanding TV Ammo Convertible Notes and the exercise of all vested in-the-money warrants and vested in-the-money options, divided by (ii) the number of fully-diluted shares of TV Ammo Common Stock outstanding as of the Closing, further divided by (iii) an assumed value of True Velocity Common Stock of $10.00 per share. A pro rata portion of the shares of True Velocity Common Stock received in exchange for the shares of TV Ammo Common Stock are subject to forfeiture if certain future stock-price based milestones are not achieved as described below (the “Earnout Shares”). The number of Earnout Shares will be equal to the product of (a) 15% and (b) the amount by which 118,523,456 exceeds the number of shares of True Velocity Common Stock issuable upon the exercise or conversion of securities issued by TV Ammo in Permitted Financings after the date of the Merger Agreement and prior to the Closing.

The Earnout Shares will be issued at the Closing and subject to forfeiture. One-half of the Earnout Shares shall become fully vested and no longer subject to forfeiture if, during the three-year period beginning at the Closing (the “Milestone Event Period”), the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). The other half of the Earnout Shares will become fully vested and no longer subject to forfeiture if, during the Milestone Event Period, the combined company’s common stock achieves a daily volume weighted average market price of at least $15 per share for a similar number of days (“Milestone Event II”). The 30 consecutive trading day periods used to satisfy Milestone Event I and Milestone Event II may not overlap; if both Milestone Event I and Milestone Event II would be satisfied using the same 30 consecutive trading day period, Milestone Event II will be deemed satisfied and the threshold closing sale price to achieve Milestone Event I shall be increased to $13.50. Any Earnout Shares that remain unvested at the end of the Milestone Event Period will be forfeited. All of the Earnout Shares will become fully vested and no longer subject to forfeiture upon the occurrence of a Subsequent Transaction.

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

Concurrently with the execution of the Merger Agreement, Breeze, TV Ammo and the Breeze Initial Stockholders executed the Sponsor Support Agreement, pursuant to which, among other things, the Breeze Initial Stockholders: (a) agreed to vote all of their shares of Breeze Common Stock in favor of the Breeze Proposals, including the adoption of the Merger Agreement and the approval of the Transactions and the Extension Proposal; (b) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of Breeze’s or Merger Sub’s representations, warranties, covenants, agreements or obligations under the Merger Agreement or (ii) any of the mutual or TV Ammo conditions to the Closing in the Merger Agreement not being satisfied; (c) (i) waived, subject to and conditioned upon the Closing and to the fullest extent permitted by applicable law and the Breeze organizational documents, and (ii) agreed not to assert or perfect, any rights to adjustment or other anti-dilution protections to which such Breeze Initial Stockholder may be entitled in connection with the Merger or the other Transactions or the Extension Proposal; (d) agreed to take, or cause to be taken, all actions and to do, or cause to be done, all things reasonably necessary under applicable laws to consummate the Merger and the other Transactions on the terms and subject to the conditions set forth in the Merger Agreement prior to any valid termination of the Merger Agreement; (e) agreed not to transfer or pledge any of their shares of Breeze Common Stock, or enter into any arrangement with respect thereto, after the execution of the Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions; and (f) waived their rights to redeem any of their shares of Breeze Common Stock in connection with the approval of the Breeze Proposals and the Extension Proposal. Additionally, the Sponsor has agreed to: (a) forfeit for no consideration up to 20% of the aggregate shares of Breeze Common Stock held by it if Breeze reasonably determines that the issuance of additional shares of Breeze Common Stock to investors or Redeeming Stockholders (at a price per share not to be less than $10.00) would be reasonably required (i) to cause the Breeze Cash on Hand to be at least equal to the Minimum Cash Amount or (ii) to secure any Additional Financing; (b) forfeit for no consideration up to 20% of the aggregate shares of Breeze Common Stock held by it if, on the six month anniversary of the Closing, the sum of (i) the Breeze Cash on Hand plus (ii) the funds requested or received under the At-the-Market Facility (or other similar equity or hybrid equity-based instrument or facility) at or prior to such date is less than $50,000,000; and (c) assume and pay all Legacy Breeze Transaction Expenses in full and indemnify Breeze, TV Ammo and their respective subsidiaries from any and all liabilities related thereto, and to not sell or transfer any of its shares of Breeze Common Stock or distribute any of its assets unless and until such time as it has assumed and paid in full all Legacy Breeze Transaction Expenses.

The foregoing description of the Sponsor Support Agreement is subject to and qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1 in our Current Report filed with the SEC on Form 8-K on November 1, 2022, and the terms of which are incorporated herein by reference.

On November 9, 2022, in accordance with the Merger Agreement, Breeze, TV Ammo and certain TV Ammo Equity Holders representing approximately 66.8% of the issued and outstanding shares of TV Ammo executed the Stockholder Support Agreement, pursuant to which, among other things, such TV Ammo Equity Holders: (a) agreed to vote in favor of the adoption of the Merger Agreement and approve the Merger and the other Transactions to which TV Ammo is a party; (b) agreed to approve, in accordance with the terms and subject to the conditions of the TV Ammo organizational documents, the TV Ammo Preferred Conversion to take effect immediately prior to the Closing; (c) agreed to waive any appraisal or similar rights they may have pursuant to the TBOC with respect to the Merger and the other Transactions; (d) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of TV Ammo’s representations, warranties, covenants, agreements or obligations under the Merger Agreement or (ii) any of the mutual or Breeze or Merger Sub conditions to the Closing in the Merger Agreement not being satisfied; and (e) agreed not to sell, assign, transfer or pledge any of their shares of TV Ammo Common Stock or TV Ammo Preferred Stock (or enter into any arrangement with respect thereto) after the execution of the Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions.

The foregoing description of the Stockholder Support Agreement is subject to and qualified in its entirety by reference to the full text of the form of Stockholder Support Agreement, a copy of which is included as Exhibit 10.2 in our Current Report filed with the SEC on Form 8-K on November 1, 2022, and the terms of which are incorporated herein by reference.

On November 9, 2022, Breeze, TV Ammo, the Breeze Initial Stockholders and certain TV Ammo Equity Holders entered into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which the Breeze Initial Stockholders and such TV Ammo Equity Holders have agreed, among other things, to refrain from selling or transferring their shares of True Velocity Common Stock for a period of eight months following the Closing, subject to early release (a) of 10% of their shares of True Velocity Common Stock if the daily volume weighted average closing sale price of True Velocity Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period exceeds $12.50 per share, (b) of an additional 10% of their shares of True Velocity Common Stock if the daily volume weighted average closing sale price of True Velocity Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period exceeds $15.00 per share; (c) of all of their shares of True Velocity Common Stock upon the occurrence of a Subsequent Transaction; and (d) upon the determination of the True Velocity board of directors (including a majority of the independent directors) following the six month anniversary of the Closing Date.

On November 9, 2022, Breeze, the Breeze Initial Stockholders and certain TV Ammo Equity Holders entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), which amended the terms of the Registration Rights Agreement entered into by Breeze and the Breeze Initial Stockholders on November 23, 2020, pursuant to which, among other things, Breeze will be obligated to file a registration statement to register the resale of certain securities of Breeze held by the Breeze Initial Stockholders and such TV Ammo Equity Holders. The Registration Rights Agreement also provides the Breeze Initial Stockholders and such TV Ammo Equity Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Liquidity

As of December 31, 2022, the Company had $14,129 in cash held outside of the Trust Account and a working capital deficit of $5,345,736 (excluding franchise tax payable).

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions. Because the Company is a Delaware corporation and its securities trade on the Nasdaq Stock Market, the Company is a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the excise tax will apply to any redemptions of its common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to its certificate of incorporation to extend the time to consummate an initial

Business Combination, unless an exemption is available. Consequently, the value of an investment in the Company’s securities may decrease as a result of the excise tax. In addition, the excise tax may make a transaction with the Company less appealing to potential Business Combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain absent further guidance.

We may maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank on March 10, 2023 and March 12, 2023, respectively. The Company does not have any direct exposure to Silicon Valley Bank or New York Signature Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Cash and marketable securities held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were U.S. Treasury securities. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized in the statement of operations.

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

As of December 31, 2022, the common stock reflected in the balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2020	$116,725,000
Plus:
Accretion of Common stock to redemption value	1,150,000
Common stock subject to possible redemption – December 31, 2021	117,875,000
Plus:
Accretion of Common stock to redemption value	1,150,000
Common stock subject to possible redemption – March 31, 2022	119,025,000
Plus:
Accretion of Common stock to redemption value	14,213
Less:
Common stock redeemed May 5, 2022	(69,700,628)
Common stock subject to possible redemption – June 30, 2022	49,338,585
Plus:
Accretion of Common stock to redemption value	59,157
Less:
Common stock redeemed September 13, 2022	(31,845,056)
Common stock subject to possible redemption – September 30, 2022	17,552,686
Plus:
Accretion of Common stock to redemption value	177,470
Common stock subject to possible redemption – December 31, 2022	$17,730,156

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income (loss) per share of common stock. As a result, the calculated net income (loss) per share is the same for redeemable and non-redeemable shares of common stock. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Numerator:
Net income	$3,788,224	$8,703,976
Denominator:
Weighted average shares Common Stock	9,294,000	14,631,082
Basic and diluted net income per share Common Stock	$0.41	$0.59

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. For smaller reporting companies as defined by the SEC, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Balance Sheet as of December 31, 2022 and December 31, 2021. This change in classification does not affect previously reported amounts on the Balance Sheets presented or other statements herein.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 units at a price of $10.00 per unit (the “Units”) on November 23, 2020, for an aggregate purchase price of $100,000,000. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one Right (the “Rights”) to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (the “Warrants”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 18 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and I-Bankers purchased an aggregate of 5,425,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,425,000.  Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, certain of the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

The Company had agreed with each of its four independent directors (the “Directors”) subsequent to incorporation of the Company to provide them the right to each purchase 25,000 Founder Shares with a par value of $0.0001 of the Company from Breeze Sponsor, LLC (the “Sponsor”). The Directors each exercised their right in full on July 6, 2021 and purchased 100,000 shares (25,000 per each Director) of the Founder Shares from Sponsor for a total of $10 in the aggregate. Sponsor has agreed to transfer 15,000 shares of its common stock to each of the Directors upon the closing of a Business Combination by the Company, with such shares currently beneficially owned by Sponsor.

The sale or allocation of the Founders Shares to the Company’s Directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares purchased by the Company’s Directors was $401,000 or $4.01 per share. The compensation expense related to these share purchases was recorded in full on the grant date of July 6, 2021 for a total of $401,000. This expense is included within operating and formation costs on the statement of operations for the year ended December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the year ending December 31, 2022 and 2021 the Company incurred $60,000, and $60,000, respectively, in fees for these services, of which such amounts are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. As of December 31, 2022, the amount outstanding under this Promissory Note was $2,800,209 for direct working capital, and $236,628 for monthly SPAC extension funds for the month of September 2022 through December, 2022 for a total of $3,036,837 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023.

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline. For each one-month extension on September 26, October 26, November 26, and December 26, 2022, $59,157 ($0.035 per share) per extension, up to an aggregate of $236,627, or approximately $0.14 per share. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it will repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

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

As of December 31, 2022 and 2021, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $5,923,750 and $10,378,500 within change in fair value of warrant liabilities in the statement of operations for the years ended December 31, 2022 and 2021, respectively.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,140,000 and 3,140,000 shares of common stock issued and outstanding, respectively, excluding 1,690,196 and 11,500,000 shares of common stock subject to possible redemption.

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

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$23,712	$36,963
Capitalized start-up costs	598,616	302,805
Unrealized gain on investments	—	(2,107)
Total deferred tax assets	622,328	337,661
Valuation allowance	(622,328)	(337,661)
Deferred tax assets, net of valuation allowance	$—	$—

The income tax provisions for the year ended December 31, 2022 and 2021 consists of the following:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Federal
Current	$2,089	$—
Deferred	(284,667)	(267,403)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	284,667	267,403
Income tax provision	$2,089	$—

As of December 31, 2022, and December 31, 2021, the Company had available a U.S. federal operating loss carry forward of approximately $112,915 and $176,014, respectively, that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2022 and 2021, the valuation allowance was $622,328 and $337,661, respectively.

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory U.S. Federal income tax rate	21.00%	21.00%
Change in fair market value of warrant liabilities	(32.82)%	(25.00)%
Previous tax year adjustment	1.91%	—
Non-deductible transaction costs	2.46%	1.00%
Change in valuation allowance	7.51%	3.00%
Income tax provision	0.06%	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value of warrants, incentive stock option compensation and the recording of full valuation allowances on deferred tax assets. The Company files income tax returns in the U.S. federal and Texas jurisdictions, both of which remain open and subject to examination.

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$17,730,969	$—	$—
Liabilities
Warrant liability – Public Warrants	$805,000	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$379,750

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

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted price of the Public Warrants was $0.07 and $0.42 per warrant as of December 31, 2022 and 2021, respectively.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of December 31, 2022	As of December 31, 2021
Stock price	$10.43	$10.21
Strike price	$11.50	$11.50
Probability of completing a Business Combination	25.2%	100%
Dividend yield	—	—
Term (in years)	5.32	5.40
Volatility	0.5%	6.7%
Risk-free rate	3.99%	1.3%
Fair value of warrants	$0.07	$0.42

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,278,500	$4,830,000	$7,108,500
Change in valuation inputs or other assumptions	(1,898,750)	(4,025,000)	(5,923,750)
Fair value as of December 31, 2022	$379,750	$805,000	$1,184,750

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not, except as described in these financial statements and below, identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended. Breeze executed its first one month extension on September 22, 2022 depositing $59,157 in the Trust Account.  Breeze executed the second, third, and fourth one month extensions through January 26, 2023. On January 25, 2023 and February 23, 2023, Breeze executed the fifth and sixth one month extensions depositing $59,157 in the Trust Account for each monthly extension through March 26, 2023.  The Company has scheduled a meeting of its stockholders for March 22, 2023 to consider (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023).

On March 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.56 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 509,712 shares of the Company’s common stock were redeemed for $5,395,929, with 4,320,484 shares of common stock remaining outstanding after Redemption; 1,180,484 of the 4,320,484 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

Following the redemptions, approximately $12.5 million remained on deposit in our Trust Account.

At the meeting of the Company held on March 22, 2023, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2023 or such other date as may be extended.