Form 10-Q
period 2023-03-31
Breeze Holdings Acquisition Corp.
filed 2023-05-15
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023 there were 4,320,484 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED SESPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$37,569	$14,129
Due from Sponsor	18,672	18,073
Prepaid expenses	149,647	160,503
Prepaid franchise taxes	—	10,000
Prepaid income taxes	1,149	—
Total Current Assets	207,037	202,705
Cash and marketable securities held in Trust Account	12,562,997	17,730,969
Total Assets	$12,770,034	$17,933,674
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$338,168	$67,500
Franchise tax payable	17,590	—
Excise tax payable	53,959	—
Income tax payable	—	2,089
Due to Sponsor	6,250,572	5,480,941
Total Current Liabilities	6,660,289	5,550,530
Warrant liabilities	1,015,500	1,184,750
Total Liabilities	7,675,789	6,735,280
Commitments
Common stock subject to possible redemption, 1,180,484 and 1,690,196 shares at redemption value as of March 31, 2023 and December 31, 2022, respectively	12,507,228	17,730,156
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (excluding common stock subject to possible redemption, 1,180,484 and 1,690,196 shares at redemption value as of March 31, 2023 and December 31, 2022, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(7,413,298)	(6,532,077)
Total Stockholders’ Deficit	(7,412,983)	(6,531,762)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$12,770,034	$17,933,674

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating costs	$890,129	$985,093
Loss from operations	(890,129)	(985,093)
Other income:
Interest income	68,327	—
Unrealized gain on marketable securities held in Trust Account	—	52,883
Change in fair value of warrant liabilities	169,250	3,500,000
Total other income	237,577	3,552,883
Income (loss) before income taxes	(652,552)	2,567,790
Income tax expense	1,709	—
Net (loss) income	$(654,261)	$2,567,790
Basic and diluted weighted average shares outstanding	4,779,225	14,640,000
Basic and diluted net (loss) income per share of Common Stock	$(0.14)	$0.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Accretion of Common Stock to redemption value	—	—	—	(173,001)	(173,001)
Excise taxes payable	—	—	—	(53,959)	(53,959)
Net loss	—	—	—	(654,261)	(654,261)
Balance – March 31, 2023	3,140,000	$315	$—	$(7,413,298)	$(7,412,983)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	3,140,000	315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	2,567,790	2,567,790
Balance – March 31, 2022	3,140,000	315	$—	$(7,501,671)	$(7,501,356)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(654,261)	$2,567,790
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and unrealized gain on marketable securities held in Trust Account	(68,327)	(52,883)
Change in fair value of warrant liabilities	(169,250)	(3,500,000)
Compensation expense for common stock purchased by Directors from Sponsor	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	19,109	22,542
Accounts payable and accrued expenses	270,668	659,767
Income taxes payable	(2,089)	—
Franchise taxes payable	17,590	49,315
Current portion of long-term liabilities	—	(23,292)
Net cash used in operating activities	(586,560)	(276,761)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(173,001)	(1,150,000)
Cash withdrawn from Trust Account to redeeming shareholders	5,395,929	—
Cash withdrawn from Trust Account to pay franchise and income taxes	—	—
Net cash provided by (used in) investing activities	5,222,928	(1,150,000)
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	610,000	281,000
Proceeds from promissory note - related party	173,001	1,150,000
Redemptions of common stock	(5,395,929)	—
Net cash provided by (used in) financing activities	(4,612,928)	1,431,000
Net Change in Cash	23,440	4,239
Cash – Beginning of period	14,129	5,403
Cash – End of period	$37,569	$9,642
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$53,959	$—
Accretion of Common Stock to redemption value	$173,001	$1,150,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of March 31, 2023, cash of $37,569 was held outside of the Trust Account and was available for working capital purposes.

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

On September 13, 2022, the Company held its annual stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to March 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 3,076,817 shares of the Company’s common stock were redeemed for $31,845,056, and on September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.595 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The Business Combination is expected to close in the third quarter of 2023, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

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

The parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, True Velocity’s board of directors shall consist of seven directors, consisting of two Breeze designees (at least one of whom shall be an “independent director”), four TV Ammo designees (at least three of whom shall be “independent directors”) and the co-chief executive officer, Kevin Boscamp, of True Velocity. True Velocity’s executive management team will be led by the current management of TV Ammo. To qualify as an “independent director” under the Merger Agreement, a designee shall both (a) qualify as “independent” under the rules of the Nasdaq Stock Market and (b) not have had any business relationship with either Breeze or TV Ammo or any of their respective subsidiaries, including as an officer or director thereof, other than for a period of less than six months prior to the date of the Merger Agreement.

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

Pursuant to the terms and subject to the conditions of the Merger Agreement, Breeze has prepared and filed with the SEC a proxy statement (the “Extension Proxy Statement”), for the purpose of amending the Breeze organizational documents and the Trust Agreement, in each case, to extend the time period for Breeze to consummate a Business Combination from March 26, 2023 up to September 26, 2023 (the “Extension Proposal”). Breeze filed and distributed the Extension Proxy Statement to solicit proxies thereunder and held a meeting of the stockholders of Breeze to consider, vote on and approve the Extension Proposal on March 22, 2023. Breeze stockholders approved the Extension Proposal.

The parties to the Merger Agreement agreed to use their reasonable best efforts to enter into an at-the-market facility (“At-the-Market Facility”) prior to the Closing on terms and conditions reasonably satisfactory to Breeze and TV Ammo.

In addition, Breeze’s board of directors has agreed to adopt upon consummation of the Business Combination, subject to stockholder approval, an equity incentive plan, as described in the Merger Agreement, for the purpose of providing a means through which to enhance the ability to attract, retain and motivate persons who make (or are expected to make) important contributions to True Velocity by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities.

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

The foregoing description of the Stockholder Support Agreement, the Lock-Up Agreement and the Registration Rights Agreement are subject to and qualified in its entirety by reference to the full text of the Stockholder Support Agreement, Lock-Up Agreement and Registration Rights Agreement, respectively, copies of which were attached to the Company’s Annual Report on Form 10-K as Exhibits 10.14, 10.15 and 10.16, respectively, and the terms of which are incorporated herein by reference.

Except as specifically discussed, this Quarterly Report on Form 10-Q does not assume the closing of the Business Combination with TV Ammo.

Liquidity

As of March 31, 2023, the Company had $37,569 in cash held outside of the Trust Account and negative working capital of $6,381,703, excluding income taxes, franchise taxes and excise taxes payable.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied from the net proceeds from the private placement held outside of the Trust Account and loans from the Sponsor.

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

On March 29, 2023, the Company redeemed 509,712 of its common stock subject to redemption for $5.4 million. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote.  A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of March 31, 2023, the Company recorded $53,959 of excise tax liability calculated as 1% of shares redeemed on March 29, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 as filed with the SEC on March 30, 2023. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and marketable securities held in Trust Account

At March 31, 2023 all of the assets held in the Trust Account were held in an interest bearing bank demand deposit account. At December 31, 2022, all of the assets held in the Trust Account were held in a non-interest bearing bank account. The Company accounts for securities held in the Trust Account in accordance with the guidance in ASC Topic 320, “Debt and Equity Securities.” Securities are classified as trading securities with unrealized gains/losses, if any, recognized through the condensed statement of operations.

Common stock subject to possible redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting.  In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed. The 4,767,013 shares of common stock remaining from the Initial Public Offering were classified outside of permanent equity at that time.

On September 13, 2022, the Company held its annual stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to March 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 3,076,817 shares of the Company’s common stock were redeemed. The 1,690,196 shares of common stock remaining from the Initial Public Offering were classified outside of permanent equity at that time.

On March 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.56 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 509,712 shares of the Company’s common stock were redeemed. The 1,180,484 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at March 31, 2023.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit.

As of March 31, 2023 the common stock reflected in the condensed balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2022	$17,730,156
Plus:
Accretion of Common stock to redemption value	173,001
Less:
Common stock redeemed March 22, 2023	(5,395,929)
Common stock subject to possible redemption – March 31, 2023	$12,507,228

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share

Net income per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net income per share is the same for redeemable and non-redeemable shares of common stock. At March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic and diluted net (loss) income per share of common stock
Numerator:
Net (loss) income	$(654,261)	$2,567,790
Denominator:
Basic and diluted weighted average shares common stock outstanding	4,779,225	14,640,000
Basic and diluted net (loss) income per share common stock	$(0.14)	$0.18

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the FDIC coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2023, the Company incurred and paid $15,000 in fees for these services. For the year ending December 31, 2022 the Company incurred $60,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. As of March 31, 2023, the amount outstanding under this Promissory Note was $3,410,209 for direct working capital, and $396,259 for monthly SPAC extension funds the Sponsor deposited into the Trust Account during the months of September 2022 through March 2023 for a total of $3,806,468 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023.

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline. For each one-month extension on September 26, October 26, November 26, December 26, 2022, January 25, 2023 and February 23, 2023, the Sponsor deposited $59,157 ($0.035 per share) up to an aggregate of $354,942, or approximately $0.21 per share. For the one-month extension through April 26, 2023,  the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on March 30, 2023. Subsequent to the quarter ended March 31, 2023, for the one-month extension through May 26, 2023, the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on April 25, 2023. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

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

As of March 31, 2023 and December 31, 2022, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the condensed balance sheets in accordance with the guidance contained in ASC 815-40.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $169,250 and $3,500,000 within change in fair value of warrant liabilities in the condensed statements of operations for the three months ended March 31, 2023 and March 31, 2022, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 1,180,484 and 1,690,196 shares of common stock subject to possible redemption respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Interest Bearing Bank Demand Deposit Account	$12,562,997	$—	$—
Liabilities
Warrant liability - Public Warrants	$690,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$325,500

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Non-Interest Bearing Bank Account	$17,730,969	$—	$—
Liabilities
Warrant liability - Public Warrants	$805,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$379,750

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.06 and $0.07 per warrant as of March 31, 2023 and December 31, 2022, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers during the three months ended March 31, 2023 and the year ended December 31, 2022.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of March 31, 2023	As of December 31, 2022
Stock price	$10.67	$10.43
Strike price	$11.50	$11.50
Probability of completing a Business Combination	27.0%	25.2%
Dividend yield	—	—
Term (in years)	5.49	5.32
Volatility	0.5%	0.5%
Risk-free rate	3.59%	3.99%
Fair value of warrants	$0.06	$0.07

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,278,500	$4,830,000	$7,108,500
Change in valuation inputs or other assumptions	(1,085,000)	(2,415,000)	(3,500,000)
Fair value as of March 31, 2022	$1,193,500	$2,415,000	$3,608,500

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$379,750	$805,000	$1,184,750
Change in valuation inputs or other assumptions	(54,250)	(115,000)	(169,250)
Fair value as of March 31, 2023	$325,500	$690,000	$1,015,500

Note 10 — Interim Income Tax

The Company's effective tax rate for the three months ended March 31, 2023 was -0.26% and for the three months ended March 31, 2022 was 0.0%, respectively. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the valuation allowance on the deferred tax assets for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2023. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

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

As indicated in the accompanying condensed financial statements at March 31, 2023 and December 31, 2022, we had $37,569 and $14,129 in cash, respectively, and a negative working capital deficit of $6,381,703 and $5,345,736, respectively (excluding income taxes, franchise taxes and excise taxes payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and the changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $654,261, which consisted of a gain on change in fair value of warrant liabilities of $169,250, interest income on the Trust Account of $68,327, partially offset by operating and formation costs of $890,129.

For the three months ended March 31, 2022, we had net income of $2,567,790, which consisted of a gain on change in fair value of warrant liabilities of $3,500,000, an unrealized gain on marketable securities held in our Trust Account of $52,883, partially offset by operating costs of $985,093.

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

As of March 31, 2023, the Trust Account cash of $12,562,997 was held in an interest bearing bank demand deposit account. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”). On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes.

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

At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, November 23, December 20, 2022, January 25, 2023 and February 23, 2023 Breeze executed the second, third, fourth, fifth and sixth one-month extensions through March 26, 2023.

The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. In connection with the extension proposal, 509,712 shares of the Company’s common stock were redeemed. The

1,180,484 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity. For the one-month extension on March 26, 2023, the Sponsor deposited $41,317 ($0.035 per share) into the Trust Account on March 30, 2023.

As of December 31, 2022, we had cash held in the Trust Account of $17,730,969 (including $189,716 of interest income and unrealized gains). On August 11, 2022, all trust proceeds were moved into, and remained held in, a non-interest bearing bank account until February 23, 2023 when all trust monies were moved into an interest bearing bank demand deposit account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we withdrew $231,246 of interest earned on the Trust Account.

For the year ended December 31, 2022, cash used in operating activities was $3,022,729 which was due to a change in fair value of warrant liabilities of $5,923,750, and an unrealized gain on marketable securities held in Trust Account of $189,716, offset in part by our net income of $3,788,224, and a reduction in working capital of $697,487.

For the three months ended March 31, 2023, cash used in operating activities was $586,560 which was due to a net loss of $654,261, a change in fair value of warrant liabilities of $169,250, interest of $68,327 on the Trust Account, and a change in working capital of $305,278.

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

As of March 31, 2023 and December 31, 2022, the Company had $37,569 and $14,129, respectively, in cash held outside the Trust Account and a working capital deficit of $6,381,703 and $5,345,736, respectively (excluding income taxes, franchise taxes and excise taxes payable).

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. As of March 31, 2023, the amount outstanding under this Promissory Note was $3,410,209 for direct working capital and $396,259 for monthly SPAC extension payments made during the months of September 2022 through March 2023 for a total of $3,806,468 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023.

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

Going Concern

Based upon the above narrative, Management determined that the above conditions and/or events indicate that it may be probable that the Company would be unable to meet its obligations as they become due within one year after the date that the financial statements as of March 31, 2023 are available to be issued.  Although Management plans to address this uncertainty through a Business Combination or through obtaining Working Capital Loans, there is no assurance that the Company’s plans to consummate the Business Combination or obtain the Working Capital Loans will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of March 31, 2023 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. As of March 31, 2023, the amount outstanding under this Promissory Note was $3,410,209 for direct working capital, and $396,259 for monthly SPAC extension funds for the month of September 2022 through April 2023 for a total of $3,806,468 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no other material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1

Third Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated March 10, 2023 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed March 28, 2023)

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)