Form 10-Q
period 2023-06-30
Breeze Holdings Acquisition Corp.
filed 2023-08-22
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 15, 2023 there were 4,320,484 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

1

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$3,184	$14,129
Due from Sponsor	18,672	18,073
Prepaid expenses	148,993	160,503
Prepaid franchise taxes	—	10,000
Prepaid income taxes	—	—
Total Current Assets	170,849	202,705
Cash and marketable securities held in Trust Account	12,839,133	17,730,969
Total Assets	$13,009,982	$17,933,674
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$147,472	$67,500
Franchise tax payable	48,400	—
Excise tax payable	53,959	—
Income tax payable	—	2,089
Due to Sponsor	6,806,706	5,480,941
Total Current Liabilities	7,056,537	5,550,530
Warrant liabilities	2,369,500	1,184,750
Total Liabilities	9,426,037	6,735,280
Commitments
Common stock subject to possible redemption, 1,180,484 and 1,690,196 shares at redemption value as of June 30, 2023 and December 31, 2022, respectively	12,631,179	17,730,156
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022 (excluding common stock subject to possible redemption, 1,180,484 and 1,690,196 shares at redemption value as of June 30, 2023 and December 31, 2022, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(9,047,549)	(6,532,077)
Total Stockholders’ Deficit	(9,047,234)	(6,531,762)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$13,009,982	$17,933,674

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$303,335	$101,896	$1,193,464	$1,086,990
Loss from operations	(303,335)	(101,896)	(1,193,464)	(1,086,990)
Other income:
Interest income	152,184	—	220,511	—
Unrealized gain on marketable securities held in Trust Account	—	66,260	—	119,144
Change in fair value of warrant liabilities	(1,354,000)	846,250	(1,184,750)	4,346,250
Total other income	(1,201,816)	912,510	(964,239)	4,465,394
Income (loss) before income taxes	(1,505,151)	810,614	(2,157,703)	3,378,404
Income tax expense	5,149	—	6,858	—
Net (loss) income	$(1,510,300)	$810,614	$(2,164,561)	$3,378,404
Basic and diluted weighted average shares outstanding	4,320,484	10,496,623	4,548,587	12,556,866
Basic and diluted net (loss) income per share of Common Stock	$(0.35)	$0.08	$(0.48)	$0.27

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Accretion of Common Stock to redemption value	—	—	—	(173,001)	(173,001)
Excise taxes payable	—	—	—	(53,959)	(53,959)
Net loss	—	—	—	(654,261)	(654,261)
Balance – March 31, 2023	3,140,000	$315	$—	$(7,413,298)	$(7,412,983)
Accretion of Common Stock to redemption value	—	—	—	(123,951)	(123,951)
Net loss	—	—	—	(1,510,300)	(1,510,300)
Balance – June 30, 2023	3,140,000	$315	$—	$(9,047,549)	$(9,047,234)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	2,567,790	2,567,790
Balance – March 31, 2022	3,140,000	$315	$—	$(7,501,671)	$(7,501,356)
Accretion of Common Stock to redemption value	—	—	—	(14,213)	(14,213)
Net income	—	—	—	810,614	810,614
Balance – June 30, 2022	3,140,000	$315	$—	$(6,705,270)	$(6,704,955)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,164,561)	$3,378,404
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and unrealized gain on marketable securities held in Trust Account	(220,511)	(119,144)
Change in fair value of warrant liabilities	1,184,750	(4,346,250)
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	20,910	(44,212)
Accounts payable and accrued expenses	79,972	259,077
Income taxes payable	(2,089)	—
Franchise taxes payable	48,400	(100,822)
Current portion of long-term liabilities	—	(27,193)
Net cash used in operating activities	(1,053,129)	(1,000,140)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(283,581)	(1,150,000)
Cash withdrawn from Trust Account to redeeming shareholders	5,395,929	69,700,629
Cash withdrawn from Trust Account to pay franchise and income taxes	—	109,000
Net cash provided by investing activities	5,112,348	68,659,629
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	1,083,500	886,975
Proceeds from promissory note - related party	242,265	1,150,000
Redemptions of common stock	(5,395,929)	(69,700,628)
Net cash used in financing activities	(4,070,164)	(67,663,653)
Net Change in Cash	(10,945)	(4,164)
Cash – Beginning of period	14,129	5,403
Cash – End of period	$3,184	$1,239
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$53,959	$—
Accretion of Common Stock to redemption value	$296,952	$1,164,213

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Note 1 — Description of Organization and Business Operations

Breeze Holdings Acquisition Corp. (the “Company”, or "Breeze") is a blank check company incorporated in Delaware on June 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liabilities.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of June 30, 2023, cash of $3,184 was held outside of the Trust Account and was available for working capital purposes.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by November 25, 2021 (which can be extended up to September 26, 2023) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On March 29, 2023 Breeze executed the seventh one month extension through April 26, 2023.  On April 25, May 25 and June 26, 2023 Breeze executed the eighth, ninth and tenth one month extensions through July 26, 2023.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.70 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Termination of Proposed Business Combination with D-Orbit S.p.A.

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2022, on January 26, 2022, Breeze entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Combination Agreement”), by and among Breeze, D-Orbit S.p.A, an Italian Società per azioni (“D-Orbit”), D-Orbit S.A., a newly-formed joint stock company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”), Lift-Off Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Seraphim Space (Manager) LLP, a UK limited liability partnership. Upon consummation of the transactions contemplated by the Combination Agreement (the “Business Combination”), Holdco would become the NASDAQ-listed parent company of both Breeze and D-Orbit, with the former Breeze stockholders (including the Sponsor) owning pro forma approximately 11% and former D-Orbit shareholders owning approximately 84% of the Holdco Shares outstanding immediately after closing, assuming no redemptions.

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

The Business Combination is expected to close in the fourth quarter of 2023, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

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

Liquidity

As of June 30, 2023, the Company had $3,184 in cash held outside of the Trust Account and negative working capital of $6,837,288, excluding income taxes, franchise taxes and excise taxes payable.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions and the Company's potential liquidation as of September 26, 2023 raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. There is no assurance that the Company’s plans to consummate the Business Combination or obtain Working Capital Loans will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 29, 2023, the Company redeemed 509,712 of its common stock subject to redemption for $5.4 million. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote.  A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of June 30, 2023, the Company recorded $53,959 of excise tax liability calculated as 1% of shares redeemed on March 29, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 as filed with the SEC on March 30, 2023. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. The interim results for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future interim periods.

Principles of  Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BH Velocity Merger Sub Inc. There has been no inter-company activity, or activity of any kind since formation of the subsidiary.

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

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and marketable securities held in Trust Account

At June 30, 2023 all of the assets held in the Trust Account were held in an interest bearing bank demand deposit account. At December 31, 2022, all of the assets held in the Trust Account were held in a non-interest bearing bank account. The Company accounts for securities held in the Trust Account in accordance with the guidance in ASC Topic 320, “Debt and Equity Securities.” Securities are classified as trading securities with unrealized gains/losses, if any, recognized through the condensed consolidated statement of operations.

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

On March 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.56 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 509,712 shares of the Company’s common stock were redeemed. The 1,180,484 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at June 30, 2023.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit.

As of June 30, 2023 the common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2022	$17,730,156
Plus:
Accretion of Common stock to redemption value	296,952
Less:
Common stock redeemed March 22, 2023	(5,395,929)
Common stock subject to possible redemption – June 30, 2023	$12,631,179
18

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

Warrant liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed consolidated balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date thereafter in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the condensed consolidated statements of operations in the period of change.

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net income per share is the same for redeemable and non-redeemable shares of common stock. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net (loss) income per share of common stock
Numerator:
Net (loss) income	$(1,510,300)	$810,614	$(2,164,561)	$3,378,404
Denominator:
Basic and diluted weighted average shares common stock outstanding	4,320,484	10,496,623	4,548,587	12,556,866
Basic and diluted net (loss) income per share common stock	$(0.35)	$0.08	$(0.48)	$0.27

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

The carrying amounts reflected in the condensed consolidated balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s financial position, operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit on November 23, 2020, for an aggregate purchase price of $100,000,000. Each Unit consists of one share of common stock, $0.0001 par value, one Right to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (“Public Warrant”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 18 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to September 26, 2023, assuming all remaining one month extensions are utilized, the Warrants will expire worthless at the end of such period.

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

The 2,875,000 Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into shares of common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the six months ended June 30, 2023, the Company incurred and paid $30,000 in fees for these services. For the six months ended June 30, 2022 the Company incurred $30,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. As of June 30, 2023, the amount outstanding under this Promissory Note was $3,883,709 for direct working capital, and $478,892 for monthly SPAC extension funds the Sponsor deposited into the Trust Account during the months of September 2022 through June 2023 for a total of $4,362,601 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023.

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline. For each one-month extension on September 26, October 26, November 26, December 26, 2022, January 25, 2023 and February 23, 2023, the Sponsor deposited $59,157 ($0.035 per share) up to an aggregate of $354,942, or approximately $0.21 per share. For the one-month extension through April 26, 2023,  the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on March 30, 2023. Subsequent to the quarter ended June 30, 2023, for the one-month extension through May 26, 2023, the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on April 25, 2023. On May 25 and June 26, 2023 Breeze executed the ninth and tenth one month extensions through July 26, 2023. Subsequent to the quarter ended June 30, 2023, for the one-month extension through August 26, 2023, the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on August 2, 2023. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

Representative and Consultant Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. In August 2021, the Company issued to the Consultant such Consultant Shares. The Company accounted for the Representative Shares and the Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants were be expensed immediately in the statement of operations, while offering costs allocated to the redeemable Public Shares were be deferred and subsequently charged to temporary equity upon the completion of the Initial Public Offering.

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

The private placement warrants (including the common stock issuable upon exercise of the private placement warrants) will (with limited exceptions) not be transferable, assignable or salable until 30 days after the completion of our initial business combination and they will not be redeemable by us so long as they are held by the original holders or their permitted transferees. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the public units. If the private placement warrants are held by holders other than the original holders or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our Initial Public Offering.

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

As of June 30, 2023 and December 31, 2022, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the condensed consolidated balance sheets in accordance with the guidance contained in ASC 815-40.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $1,184,750 and a gain in connection with changes in the fair value of warrant liabilities of $4,346,250 within change in fair value of warrant liabilities in the condensed consolidated statements of operations for the six months ended June 30, 2023 and June 30, 2022, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 1,180,484 and 1,690,196 shares of common stock subject to possible redemption respectively.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-twentieth (1/20) of a share of common stock upon consummation of the Business Combination, even if the holder of a Right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s certificate of incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-twentieth (1/20) of a share of common stock underlying each Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional share of common stock upon consummation of the Business Combination. The shares issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same per share consideration the holders of shares of common stock will receive in the transaction on an as-converted into common stock basis.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Interest Bearing Bank Demand Deposit Account	$12,839,133	$—	$—
Liabilities
Warrant liability - Public Warrants	$1,610,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$759,500

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.14 and $0.07 per warrant as of June 30, 2023 and December 31, 2022, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers during the six months ended June 30, 2023 and the year ended December 31, 2022.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of	As of
	June 30,	December 31,
	2023	2022
Stock price	$10.75	$10.43
Strike price	$11.50	$11.50
Probability of completing a Business Combination	9.5%	25.2%
Dividend yield	—	—
Term (in years)	5.41	5.32
Volatility	0.5%	0.5%
Risk-free rate	4.10%	3.99%
Fair value of warrants	$0.14	$0.07

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,278,500	$4,830,000	$7,108,500
Change in valuation inputs or other assumptions	(1,085,000)	(2,415,000)	(3,500,000)
Fair value as of March 31, 2022	$1,193,500	$2,415,000	$3,608,500
Change in valuation inputs or other assumptions	(271,250)	(575,000)	(846,250)
Fair value as of June 30, 2022	$922,250	$1,840,000	$2,762,250

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$379,750	$805,000	$1,184,750
Change in valuation inputs or other assumptions	(54,250)	(115,000)	(169,250)
Fair value as of March 31, 2023	$325,500	$690,000	$1,015,500
Change in valuation inputs or other assumptions	434,000	920,000	1,354,000
Fair value as of June 30, 2023	$759,500	$1,610,000	$2,369,500

Note 10 — Interim Income Tax

The Company's effective tax rate for the three and six months ended June 30, 2023 was -0.32% and for the three and six months ended June 30, 2022 was 0.0%, respectively. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the valuation allowance on the deferred tax assets for the three and six months ended June 30, 2023 and June 30, 2022, respectively. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2023. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Breeze Holdings Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Breeze Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying condensed consolidated financial statements at June 30, 2023 and December 31, 2022, we had $3,184 and $14,129 in cash, respectively, and a negative working capital deficit of $6,837,288 and $5,345,736, respectively (excluding income taxes, franchise taxes and excise taxes payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $1,510,300, which consisted of a loss on change in fair value of warrant liabilities of $1,354,000, interest income on the Trust Account of $152,184, partially offset by operating and formation costs of $303,335.

For the six months ended June 30, 2023, we had net loss of $2,164,561, which consisted of a loss on change in fair value of warrant liabilities of $1,184,750, and interest income on the Trust Account of $220,511, partially offset by operating and formation costs of $1,193,464.

For the three months ended June 30, 2022, we had net income of $810,614, which consisted of a gain on change in fair value of warrant liabilities of $846,250, an unrealized gain on marketable securities held in our Trust Account of $66,260, partially offset by operating costs of $101,896.

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

As of June 30, 2023, the Trust Account cash of $12,839.133 was held in an interest bearing bank demand deposit account. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”). On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes.

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

The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. In connection with the extension proposal, 509,712 shares of the Company’s common stock were redeemed. The 1,180,484 shares of common stock remaining from the Initial Public Offering subject to redemption have been classified outside of permanent equity. For the one-month extension on March 26, 2023, the Sponsor deposited $41,317 ($0.035 per share) into the Trust Account on March 30, 2023. On April 25, May 25 and June 26, 2023 Breeze executed the eighth, ninth and tenth one month extensions through July 26, 2023.

For the six months ended June 30, 2023, cash used in operating activities was $1,053,129 which was due to a net loss of $2,164,561, a change in fair value of warrant liabilities of $1,184,750, interest of $220,511 on the Trust Account, and a change in working capital of $147,193. For the same period cash provided by investing activities was $5,112,348 which was due to interest income of $283,581 and a redemption of common stock of  $5,395,929, and net cash used in financing activities was $4,070,164 which was due to working capital loans and a promissory note from Sponsor of $1,083,500 and $242,265, respectively, and redemption of common stock of $5,395,929.

For the six months ended June 30, 2022, cash used in operating activities was $1,000,140 which was due to net income of $3,378,404, primarily offset by a non-cash increase in fair value of warrant liabilities of $4,346,250, interest of $119,144 on the Trust Account, and a change in working capital of $86,850. For the same period cash provided by investing activities was $68,659,629 which was due to investment in the Trust Account of $1,150,000, a redemption of common stock of $69,700,629, and a withdrawal of interest from the Trust Account of $109,000, and net cash used in financing activities was $67,663,653 which was due to proceeds from a related party working capital loan of $886,975 and proceeds from a related party promissory note of $1,150,000 and, a redemption of common stock of $69,700,629.

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

As of June 30, 2023 and December 31, 2022, the Company had $3,184 and $14,129, respectively, in cash held outside the Trust Account and a working capital deficit of $6,837,288 and $5,345,736, respectively (excluding income taxes, franchise taxes and excise taxes payable).

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. As of June 30, 2023, the amount outstanding under this working capital loan was $3,883,709 for direct working capital, and $478,892 for monthly SPAC extension funds for the month of September 2022 through July 2023 for a total of $4,362,601 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023.

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

Going Concern

Based upon the above narrative, Management determined that the above conditions and/or events indicate that it may be probable that the Company would be unable to meet its obligations as they become due within one year after the date that the financial statements as of June 30, 2023 are available to be issued.  Although Management plans to address this uncertainty through a Business Combination or through obtaining Working Capital Loans, there is no assurance that the Company’s plans to consummate the Business Combination or obtain the Working Capital Loans will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of June 30, 2023 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. As of March 31, 2023, the amount outstanding under this Promissory Note was $3,410,209 for direct working capital, and $396,259 for monthly SPAC extension funds for the month of September 2022 through April 2023 for a total of $3,806,468 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. As of June 30, 2023, the amount outstanding under this working capital loan was $3,883,709 for direct working capital, and $478,892 for monthly SPAC extension funds for the month of September 2022 through July 2023 for a total of $4,362,601 from Sponsor.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed consolidated statements of operations in the period of change.

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

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheet.

Net Income (loss) Per Share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net income (loss) per share is the same for redeemable and non-redeemable shares of common stock.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective.

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)

