Form 10-Q
period 2023-09-30
Breeze Holdings Acquisition Corp.
filed 2023-11-13
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 12, 2023 there were 4,299,276 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

1

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$181,681	$14,129
Due from Sponsor	18,672	18,073
Prepaid expenses	149,052	160,503
Prepaid franchise taxes	—	10,000
Total Current Assets	349,405	202,705
Cash and marketable securities held in Trust Account	12,688,162	17,730,969
Total Assets	$13,037,567	$17,933,674
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$210,422	$67,500
Franchise tax payable	79,648	—
Excise tax payable	56,270	—
Income tax payable	3,939	2,089
Due to Sponsor	7,197,574	5,480,941
Total Current Liabilities	7,547,853	5,550,530
Warrant liabilities	3,215,750	1,184,750
Total Liabilities	10,763,603	6,735,280
Commitments
Common stock subject to possible redemption, 1,159,276 and 1,690,196 shares at redemption value as of September 30, 2023 and December 31, 2022, respectively	12,525,978	17,730,156
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022 (excluding common stock subject to possible redemption, 1,159,276 and 1,690,196 shares at redemption value as of September 30, 2023 and December 31, 2022, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(10,252,329)	(6,532,077)
Total Stockholders’ Deficit	(10,252,014)	(6,531,762)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$13,037,567	$17,933,674

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$369,952	$523,629	$1,563,416	$1,610,619
Loss from operations	369,952	523,629	1,563,416	1,610,619
Other income:
Interest income	166,547	813	387,058	813
Unrealized gain on marketable securities held in Trust Account	—	69,760	—	188,904
Change in fair value of warrant liabilities	(846,250)	1,916,000	(2,031,000)	6,262,250
Total other income	(679,703)	1,986,573	(1,643,942)	6,451,967
Income (loss) before income taxes	(1,049,655)	1,462,944	(3,207,358)	4,841,348
Income tax expense	26,939	3,715	33,797	3,715
Net (loss) income	$(1,076,594)	$1,459,229	$(3,241,155)	$4,837,633
Basic and diluted weighted average shares outstanding	4,318,640	7,338,471	4,471,096	10,798,286
Basic and diluted net (loss) income per share of Common Stock	$(0.25)	$0.20	$(0.72)	$0.45

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Accretion of Common Stock to redemption value	—	—	—	(173,001)	(173,001)
Excise taxes payable	—	—	—	(53,959)	(53,959)
Net loss	—	—	—	(654,261)	(654,261)
Balance – March 31, 2023	3,140,000	$315	$—	$(7,413,298)	$(7,412,983)
Accretion of Common Stock to redemption value	—	—	—	(123,951)	(123,951)
Net loss	—	—	—	(1,510,300)	(1,510,300)
Balance – June 30, 2023	3,140,000	$315	$—	$(9,047,549)	$(9,047,234)
Accretion of Common Stock to redemption value	—	—	—	(125,875)	(125,875)
Excise taxes payable	—	—	—	(2,311)	(2,311)
Net loss	—	—	—	(1,076,594)	(1,076,594)
Balance – September 30, 2023	3,140,000	$315	$—	$(10,252,329)	$(10,252,014)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	2,567,790	2,567,790
Balance – March 31, 2022	3,140,000	$315	$—	$(7,501,671)	$(7,501,356)
Accretion of Common Stock to redemption value	—	—	—	(14,213)	(14,213)
Net income	—	—	—	810,614	810,614
Balance – June 30, 2022	3,140,000	$315	$—	$(6,705,270)	$(6,704,955)
Accretion of Common Stock to redemption value	—	—	—	(59,157)	(59,157)
Net income	—	—	—	1,459,229	1,459,229
Balance – September 30, 2022	3,140,000	$315	$—	$(5,305,198)	$(5,304,883)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,241,155)	$4,837,633
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and unrealized gain on marketable securities held in Trust Account	(387,058)	(189,717)
Change in fair value of warrant liabilities	2,031,000	(6,262,250)
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	20,852	(120,098)
Accounts payable and accrued expenses	158,682	292,167
Income taxes payable	1,850	3,715
Franchise taxes payable	79,648	(208,706)
Current portion of long-term liabilities	—	(11,293)
Net cash used in operating activities	(1,336,181)	(1,658,549)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(406,790)	(1,209,157)
Cash withdrawn from Trust Account to redeeming shareholders	5,627,006	101,545,684
Cash withdrawn from Trust Account to pay franchise and income taxes	209,650	231,247
Net cash provided by investing activities	5,429,866	100,567,774
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	1,335,400	1,421,975
Proceeds from promissory note - related party	365,473	1,209,157
Redemptions of common stock	(5,627,006)	(101,545,684)
Net cash used in financing activities	(3,926,133)	(98,914,552)
Net Change in Cash	167,552	(5,327)
Cash – Beginning of period	14,129	5,403
Cash – End of period	$181,681	$76
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$56,270	$—
Accretion of Common Stock to redemption value	$422,827	$1,223,370

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liabilities.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of September 30, 2023, cash of $181,681 was held outside of the Trust Account and was available for working capital purposes.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by November 25, 2021 (which can be extended up to June 26, 2024) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

On October 21, 2022, November 23, 2022, and December 20, 2022 Breeze executed the second, third and fourth one-month extensions through January 26, 2023. On January 25, 2023 and February 23, 2023, Breeze executed the fifth and sixth one-month extensions depositing $59,157 in the Trust Account for each monthly extension through March 26, 2023.

The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On March 29, 2023, Breeze executed the seventh one-month extension through April 26, 2023.  On April 25, 2023, May 25, 2023, and June 26, 2023 Breeze executed the eighth, ninth and tenth one-month extensions through July 26, 2023. On August 3, 2023 and August 28, 2023, Breeze executed the eleventh and twelfth one-month extensions through September 26, 2023.

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 24, 2023 Breeze executed the fourteenth one-month extension through November 26, 2023.

The Company will have until June 26, 2024 (unless the Company’s shareholders approve a proposal to amend the A&R COI to permit an extension of up to nine additional one-month periods) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) approximately $10.81 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Termination of Proposed Business Combination with D-Orbit S.p.A.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 27, 2022, on January 26, 2022, Breeze entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Combination Agreement”), by and among Breeze, D-Orbit S.p.A, an Italian Società per azioni (“D-Orbit”), D-Orbit S.A., a newly-formed joint stock company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg (“Holdco”), Lift-Off Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Seraphim Space (Manager) LLP, a UK limited liability partnership. Upon consummation of the transactions contemplated by the Combination Agreement (the “Business Combination”), Holdco would become the NASDAQ-listed parent company of both Breeze and D-Orbit, with the former Breeze stockholders (including the Sponsor) owning pro forma approximately 11% and former D-Orbit shareholders owning approximately 84% of the Holdco Shares outstanding immediately after closing, assuming no redemptions.

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

The Business Combination is expected to close in the first quarter of 2024, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

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

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (a) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (b) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), (c) prohibitions on the parties soliciting alternative transactions, (d) Breeze preparing and filing a registration statement on Form S-4 with the SEC and taking certain other actions to obtain the requisite approval of Breeze’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (e) the protection of, and access to, confidential information of the parties.

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

Pursuant to the terms and subject to the conditions of the Merger Agreement, Breeze has prepared and filed with the SEC a proxy statement (the “Extension Proxy Statement”), for the purpose of amending the Breeze organizational documents and the Trust Agreement, in each case, to extend the time period for Breeze to consummate a Business Combination from September 26, 2023 up to June 26, 2024 (the “Extension Proposal”). Breeze filed and distributed the Extension Proxy Statement to solicit proxies thereunder and held a meeting of the stockholders of Breeze to consider, vote on and approve the Extension Proposal on September 22, 2023. Breeze stockholders approved the Extension Proposal.

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

The foregoing description of the Stockholder Support Agreement, the Lock-Up Agreement and the Registration Rights Agreement are subject to and qualified in its entirety by reference to the full text of the Stockholder Support Agreement, Lock-Up Agreement and Registration Rights Agreement, respectively, copies of which were attached to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2023, as Exhibits 10.14, 10.15 and 10.16, respectively, and the terms of which are incorporated herein by reference.

Except as specifically discussed, this Quarterly Report on Form 10-Q does not assume the closing of the Business Combination with TV Ammo.

Liquidity

As of September 30, 2023, the Company had $181,681 in cash held outside of the Trust Account and negative working capital of $7,058,591, excluding income taxes, franchise taxes and excise taxes payable.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions and the Company's potential liquidation as of June 26, 2024 raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. The Company has three outstanding promissory notes with the Sponsor. None of the promissory notes are convertible. The balance outstanding of the three loans as of September 30, 2023 was $7,037,710, consisting of a promissory note of $1,150,000 dated November 22, 2021 (as amended), a second promissory note of $1,150,000 dated February 22, 2022 (as amended), and a third promissory note of $4,737,710 dated February 1, 2022 (as amended). The balance outstanding of the three loans as of December 31, 2022 was $5,336,837, consisting of a promissory note of $1,150,000 dated November 22, 2021 (as amended), a second promissory note of $1,150,000 dated February 22, 2022 (as amended), and a third promissory note of $3,036,837 dated February 1, 2022 (as amended). There is no assurance that the Company’s plans to consummate the Business Combination or obtain Working Capital Loans will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

With rising tensions around the world based on the current conflict between Israel and Hamas, we may be unable to complete a business combination if concerns related to this and other potential conflicts impact global capital markets, the ability to transfer money, currency exchange rates, cyber attacks and infrastructure including power generation and transmission, communications, and travel. Escalating conflicts could also have an impact on global demands for health care, international trade including vendor supply chains, and energy. In addition, there have been recent threats to infrastructure and equipment including cyber attacks, physical facility destruction and equipment destruction. The outcome of these conflicts or their impact cannot be predicted and may have an adverse impact in a material way on our ability to consummate a business combination, or to operate a target business with which we ultimately consummate a business combination.

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

On March 29, 2023, the Company redeemed 509,712 of its common stock subject to redemption for $5.4 million. On September 26, 2023, the Company redeemed 21,208 of its common stock subject to redemption for approximately $231,000. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote.  A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of September 30, 2023, the Company recorded $56,270 of excise tax liability calculated as 1% of shares redeemed on March 29, 2023 and September 26, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 as filed with the SEC on March 30, 2023. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and marketable securities held in Trust Account

At September 30, 2023 all of the assets held in the Trust Account were held in an interest bearing bank demand deposit account. At December 31, 2022, all of the assets held in the Trust Account were held in a non-interest bearing bank account. The Company accounts for securities held in the Trust Account in accordance with the guidance in ASC Topic 320, “Debt and Equity Securities.” Securities are classified as trading securities with unrealized gains/losses, if any, recognized through the condensed consolidated statement of operations.

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

On March 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2023 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.56 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 509,712 shares of the Company’s common stock were redeemed. The 1,159,276 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at September 30, 2023.

On September 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2024 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.77 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 21,208 shares of the Company’s common stock were redeemed. The 1,159,276 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at September 30, 2023.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit.

As of September 30, 2023 the common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2022	$17,730,156
Plus:
Accretion of Common stock to redemption value	296,952
Less:
Common stock redeemed March 22, 2023	(5,395,929)
Common stock subject to possible redemption – June 30, 2023	$12,631,179
Plus:
Accretion of Common stock to redemption value	125,875
Less:
Common stock redeemed September 22, 2023	(231,076)
Common stock subject to possible redemption – September 30, 2023	$12,525,978

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income per share of common stock. As a result, the calculated net income per share is the same for redeemable and non-redeemable shares of common stock. For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net (loss) income per share of common stock
Numerator:
Net (loss) income	$(1,076,594)	$1,459,229	$(3,241,155)	$4,837,633
Denominator:
Basic and diluted weighted average shares common stock outstanding	4,318,640	7,338,471	4,471,096	10,798,286
Basic and diluted net (loss) income per share common stock	$(0.25)	$0.20	$(0.72)	$0.45

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

On July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The final rules became effective 30 days following publication of the adopting release in the Federal Register. The Form 10-K and Form 20-F disclosures will be due beginning with annual reports for fiscal years ending on or after December 15, 2023. The Company will develop its processes and procedures needed for assessing, identifying, and managing material risks from cybersecurity threats, as well as the material effects or reasonably likely material effects of risks from cybersecurity threats and previous cybersecurity incidents. This includes describing the board of directors’ oversight of risks from cybersecurity threats and management’s role and expertise in assessing and managing material risks from cybersecurity threats.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit on November 23, 2020, for an aggregate purchase price of $100,000,000. Each Unit consists of one share of common stock, $0.0001 par value, one Right to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (“Public Warrant”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 18 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to June 26, 2024, assuming all remaining one-month extensions are utilized, the Warrants will expire worthless at the end of such period.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the nine months ended September 30, 2023, the Company incurred and paid $45,000 in fees for these services. For the nine months ended September 30, 2022 the Company incurred $45,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. As of September 30, 2023, the amount outstanding under this Promissory Note was $4,135,609 for direct working capital, and $602,101 for monthly SPAC extension funds the Sponsor deposited into the Trust Account during the months of September 2022 through September 2023 for a total of $4,737,710 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline. For each one-month extension on September 26, 2022, October 26, 2022, November 26, 2022, December 26, 2022, January 25, 2023 and February 23, 2023, the Sponsor deposited $59,157 ($0.035 per share) up to an aggregate of $354,942, or approximately $0.21 per share. For the one-month extension through April 26, 2023,  the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on March 30, 2023. For the one-month extension through May 26, 2023, the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on April 25, 2023. On May 25, 2023 and June 26, 2023 Breeze executed the ninth and tenth one-month extensions through July 26, 2023. Prior to the quarter ended September 30, 2023, for the eleventh and twelfth one-month extensions through September 26, 2023, the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on August 2, 2023 and August 28, 2023. The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 24, 2023 Breeze executed the fourteenth one-month extension through November 26, 2023. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

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

As of September 30, 2023 and December 31, 2022, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the condensed consolidated balance sheets in accordance with the guidance contained in ASC 815-40.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $2,031,000 and a gain in connection with changes in the fair value of warrant liabilities of $6,262,250 within change in fair value of warrant liabilities in the condensed consolidated statements of operations for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 1,159,276 and 1,690,196 shares of common stock subject to possible redemption respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investment held in Trust Account:
Interest Bearing Bank Demand Deposit Account	$12,688,162	$—	$—
Liabilities
Warrant liability - Public Warrants	$2,185,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$1,030,750

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $0.19 and $0.07 per warrant as of September 30, 2023 and December 31, 2022, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers during the nine months ended September 30, 2023 and the year ended December 31, 2022.

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of	As of
	September 30,	December 31,
	2023	2022
Stock price	$11.17	$10.43
Strike price	$11.50	$11.50
Probability of completing a Business Combination	15.00%	25.2%
Dividend yield	—	—
Term (in years)	5.41	5.32
Volatility	0.60%	0.5%
Risk-free rate	4.60%	3.99%
Fair value of warrants	$0.19	$0.07

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$2,278,500	$4,830,000	$7,108,500
Change in valuation inputs or other assumptions	(1,085,000)	(2,415,000)	(3,500,000)
Fair value as of March 31, 2022	$1,193,500	$2,415,000	$3,608,500
Change in valuation inputs or other assumptions	(271,250)	(575,000)	(846,250)
Fair value as of June 30, 2022	$922,250	$1,840,000	$2,762,250
Change in valuation inputs or other assumptions	(651,000)	(1,265,000)	(1,916,000)
Fair value as of September 30, 2022	$271,250	$575,000	$846,250

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$379,750	$805,000	$1,184,750
Change in valuation inputs or other assumptions	(54,250)	(115,000)	(169,250)
Fair value as of March 31, 2023	$325,500	$690,000	$1,015,500
Change in valuation inputs or other assumptions	434,000	920,000	1,354,000
Fair value as of June 30, 2023	$759,500	$1,610,000	$2,369,500
Change in valuation inputs or other assumptions	271,250	575,000	846,250
Fair value as of September 30, 2023	$1,030,750	$2,185,000	$3,215,750

Note 10 — Interim Income Tax

The Company's effective tax rate for the three and nine months ended September 30, 2023 was -2.57 and -1.10%, respectively, and for the three and nine months ended September 30, 2022 was 0.25%, and 0.08%, respectively. The Company's effective tax rate differs from the statutory income tax rate of 21.00% primarily due to the recognition of gains or losses from the change in the fair value of warrants, non-deductible transaction costs, deferred true up's related to start up costs, net operating losses, and changes in valuation allowances on the deferred tax assets for the three and nine months ended September 30, 2023 and September 30, 2022, respectively. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2023. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pre-tax earnings.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, extending the Maturity Date from September 26, 2023 to June 24, 2024, and increasing the amount of the promissory note from $5.0 million up to $6.0 million.

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

As indicated in the accompanying condensed consolidated financial statements at September 30, 2023 and December 31, 2022, we had $181,681 and $14,129 in cash, respectively, and a negative working capital deficit of $7,058,591 and $5,345,736, respectively (excluding income taxes, franchise taxes and excise taxes payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $1,076,594, which consisted of a loss on change in fair value of warrant liabilities of $846,250, interest income on the Trust Account of $166,547, partially offset by operating and formation costs of $369,952 and income tax expense of $26,939.

For the nine months ended September 30, 2023, we had a net loss of $3,241,155, which consisted of a loss on change in fair value of warrant liabilities of $2,031,000, and interest income on the Trust Account of $387,058, partially offset by operating and formation costs of $1,563,416 and income tax expense of $33,797.

For the three months ended September 30, 2022, we had net income of $1,459,229, which consisted of a gain on change in fair value of warrant liabilities of $1,916,000, an unrealized gain on marketable securities held in our Trust Account of $69,760, partially offset by operating costs of $523,629 and income tax expense of $3,715.

For the nine months ended September 30, 2022, we had net income of $4,837,633, which consisted of a gain on change in fair value of warrant liabilities of $6,262,250, interest income on the Trust Account of $813, and an unrealized gain on marketable securities held in our Trust Account of $188,904, partially offset by operating and formation costs of $1,610,619 and income tax expense of $3,715.

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

As of September 30, 2023, the Trust Account cash of $12,688,162 was held in an interest bearing bank demand deposit account. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”). On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes.

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

At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one-month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, 2022, November 23, 2022, December 20, 2022, January 25, 2023 and February 23, 2023 Breeze executed the second, third, fourth, fifth and sixth one-month extensions through March 26, 2023.

The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. In connection with the extension proposal, 509,712 shares of the Company’s common stock were redeemed. The 1,180,484 shares of common stock remaining from the Initial Public Offering subject to redemption have been classified outside of permanent equity. For the one-month extension on March 26, 2023, the Sponsor deposited $41,317 ($0.035 per share) into the Trust Account on March 30, 2023. On April 25, 2023, May 25, 2023 and June 26, 2023 Breeze executed the eighth, ninth and tenth one-month extensions through July 26, 2023.

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. In connection with the extension proposal, 21,208 shares of the Company’s common stock were redeemed. The 1,159,276 shares of common stock remaining from the Initial Public Offering subject to redemption have been classified outside of permanent equity. For the one-month extension on September 26, 2023, the Sponsor deposited $40,574.66 ($0.035 per share) into the Trust Account on September 27, 2023. On August 3, 2023, August 28, 2023 and September 27, 2023 Breeze executed the eleventh, twelfth and thirteenth one-month extensions through October 26, 2023. On October 24, 2023 Breeze executed the fourteenth one-month extension through November 26, 2023.

For the nine months ended September 30, 2023, cash used in operating activities was $1,336,181 which was due to a net loss of $3,241,155, a non-cash decrease in fair value of warrant liabilities of $2,031,000, interest income of $387,058 on the Trust Account, and an increase in working capital of $261,032. For the same period cash provided by investing activities was $5,429,866 which was due to an investment of cash in the Trust Account of $406,790 and a redemption of common stock of  $5,627,006, and a withdrawal interest income from the Trust Account of $209,650 for payment of franchise and income taxes, and net cash used in financing activities was $3,926,133 which was due to proceeds from working capital loans and a promissory note from Sponsor of $1,335,400 and $365,473, respectively, and redemption of common stock of $5,627,006.

For the nine months ended September 30, 2022, cash used in operating activities was $1,658,549 which was due to net income of $4,837,633, primarily offset by a non-cash increase in fair value of warrant liabilities of $6,262,250, interest of $189,717 on the Trust Account, and a decrease in working capital of $32,922. For the same period cash provided by investing activities was $100,567,774 which was due to investment in the Trust Account of $1,209,157, a redemption of common stock of $101,545,684, and a withdrawal of interest income from the Trust Account of $231,247, and net cash used in financing activities was $98,914,552 which was due to proceeds from a related party working capital loan of $1,421,157 and proceeds from a related party promissory note of $1,209,157 and, a redemption of common stock of $101,545,684.

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

As of September 30, 2023 and December 31, 2022, the Company had $181,681 and $14,129, respectively, in cash held outside the Trust Account and a working capital deficit of $7,058,591 and $5,345,736, respectively (excluding income taxes, franchise taxes and excise taxes payable).

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

On November 19, 2021 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. As of September 30, 2023, the amount outstanding under this working capital loan was $4,135,609 for direct working capital, and $602,101 for monthly SPAC extension funds for the months of September 2022 through September 2023 for a total of $4,737,710 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

On February 18, 2022 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

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

Going Concern

Based upon the above narrative, Management determined that the above conditions and/or events indicate that it may be probable that the Company would be unable to meet its obligations as they become due within one year after the date that the financial statements as of September 30, 2023 are available to be issued.  Although Management plans to address this uncertainty through a Business Combination or through obtaining Working Capital Loans, there is no assurance that the Company’s plans to consummate the Business Combination or obtain the Working Capital Loans will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of September 30, 2023 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

Contractual obligations

On November 19, 2021 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. As of March 31, 2023, the amount outstanding under this Promissory Note was $3,410,209 for direct working capital, and $396,259 for monthly SPAC extension funds for the month of September 2022 through April 2023 for a total of $3,806,468 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2023. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. As of September 30, 2023, the amount outstanding under this working capital loan was $4,135,609 for direct working capital, and $602,101 for monthly SPAC extension funds for the months of September 2022 through September 2023 for a total of $4,737,710 from Sponsor.  On November 19, 2021 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024. On February 18, 2022 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024. The Company additionally owes Sponsor $159,864 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of September 30, 2023 is $7,197,574.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)

