Form 10-K/A
period 2022-12-31
Breeze Holdings Acquisition Corp.
filed 2024-03-13
CIK 1817640

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

EXPLANATORY NOTE

Breeze Holdings Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amended 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original 10-K”). The sole purpose of this Amended 10-K is to furnish an updated Exhibit 31.1, being the certification of principal executive officer and principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Exhibit 31.1”). In the Exhibit 31.1 originally filed with the Original 10-K, paragraph 4(b), which relates to the design of internal control over financial reporting, as required by Item 601(b)(31) of Regulation S-K, was inadvertently omitted. The revised certification is currently dated, refers to this Amended 10-K, and is being included as an exhibit to this Amended 10-K under Part VI, Item 15 hereof. In accordance with applicable SEC interpretations, this Amended 10-K contains only the cover page, this explanatory note, a signature page, and the revised certification.

The Company has made no attempt in this Amended 10-K to modify or update the disclosures presented in the Original 10-K other than as noted in the previous paragraph. Except as noted above, this Amended 10-K does not reflect events occurring after the filing of the Original 10-K. Accordingly, this Amended 10-K should be read in conjunction with the Original 10-K, and the Company’s other filings with the SEC subsequent to the filing of the Original 10-K, including any amendments thereto.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of January 26, 2022, by and among Breeze Holdings Acquisition Corp., D-Orbit S.p.A., D-Orbit S.A., Lift-Off Merger Sub, Inc. and Seraphim Space (Manager) LLP (filed as exhibit 2.1 to the Form 8-K filed January 27, 2022).
2.2	Form of Contribution and Exchange Agreement to be entered into prior to the Closing among D-Orbit S.p.A., D-Orbit S.A. and the Contributors party thereto (incorporated by reference to Exhibit A-1 to the Business Combination Agreement filed as Exhibit 2.1 hereto).
2.3	Form of Converted Company Shareholder Contribution and Exchange Agreement to be entered into prior to the Closing among D-Orbit S.p.A., D-Orbit S.A. and the Converted Company Shareholders party thereto (incorporated by reference to Exhibit A-2 to the Business Combination Agreement filed as Exhibit 2.1 hereto).
2.4†	Merger Agreement and Plan of Reorganization, dated as of October 31, 2022, by and among Breeze, BH Velocity Merger Sub, Inc. and TV Ammo, Inc. (filed as exhibit 2.1 to the form 8-K filed November 1, 2022).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 of the registrant’s Form S-1 (file no. 333-249677).
3.2	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated May 9, 2022 (filed as exhibit 3.1 to the Form 8-K filed May 9, 2022).
3.3	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated September 13, 2022 (filed as exhibit 3.1 to the Form 8-K filed September 15, 2022).
3.4	Bylaws (incorporated by reference to exhibit 3.4 of the registrant’s Form S-1 (file no. 333-249677).
4.1	Warrant Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.3	Description of Registrant’s Securities (filed as exhibit 4.3 to the Form 10-K filed March 31, 2021).
4.4	Form of Original Issue Discount Convertible Debenture of D-Orbit S.A. (incorporated by reference to Exhibit A to the Securities Purchase Agreement filed as Exhibit 10.8 hereto).
4.5	Form of Ordinary Shares Purchase Warrant of D-Orbit S.A. (incorporated by reference to Exhibit C to the Securities Purchase Agreement filed as Exhibit 10.8 hereto).
4.6	Form of Callable Ordinary Shares Purchase Warrant of D-Orbit S.A. (incorporated by reference to Exhibit E to the Securities Purchase Agreement filed as Exhibit 10.8 hereto).
4.7	Amended and Restated Rights Agreement, dated as of January 26, 2022, between Breeze Holdings Acquisition Corp. and Continental Stock Transfer & Trust Company.(2)
10.1	Letter Agreement, dated November 23, 2020, by and among the Company, Breeze Sponsor, LLC and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.3	Registration Rights Agreement, dated November 23, 2020, by and among the Company and certain holders party thereto. (1)
10.4	Administrative Services Agreement, dated November 23, 2020, by and between the Company and Breeze Sponsor, LLC. (1)
10.5	Securities Escrow Agreement, by and among the Company, Breeze Sponsor, LLC and each of the officers and directors of the Company. (incorporated by reference to exhibit 10.9 of the registrant’s Form S-1 (file no. 333-249677).
10.6	SPAC Stockholder Support Agreement, dated as of January 26, 2022, among D-Orbit S.p.A., D-Orbit S.A., Breeze Sponsor, LLC, Breeze Holdings Acquisition Corp. and the investors party thereto (filed as exhibit 10.1 to the Form 8-K filed January 27, 2022).
10.7	Form of Existing Company & SPAC Shareholders Registration Rights and Lock-Up Agreement among D-Orbit S.A., Breeze Holdings Acquisition Corp. and the holders party thereto (incorporated by reference to Exhibit B-1 to the Business Combination Agreement filed as Exhibit 2.1 hereto).
10.8†	Securities Purchase Agreement, dated as of January 26, 2022, among Breeze Holdings Acquisition Corp., D-Orbit S.p.A., D-Orbit S.A. and the purchasers party thereto (filed as exhibit 10.3 to the Form 8-K filed January 27, 2022).
10.9	Form of Registration Rights Agreement between D-Orbit S.A. and the holders party thereto (incorporated by reference to Exhibit B-2 to the Business Combination Agreement filed as Exhibit 2.1 hereto).

Exhibit No.	Description
10.10	Form of Subscription Agreement dated as of January 26, 2022, among Breeze Holdings Acquisition Corp., D-Orbit S.A. and the investors party thereto (filed as exhibit 10.5 to the Form 8-K filed January 27, 2022).
10.11	Termination of Securities Purchase Agreement, dated July 28, 2022 (filed as exhibit 10.1 to the Form 8-K filed August 1, 2022).
10.12	Termination Agreement, dated August 12, 2022, by and among Breeze Holdings Acquisition Corp., D-Orbit S.p.A., D-Orbit S.A., Lift-Off Merger Sub, Inc., Seraphim Space (Manager) LLP and Breeze Sponsor, LLC (filed as exhibit 10.1 to the Form 8-K filed August 15, 2022).
10.13	Sponsor Support Agreement (filed as exhibit 10.1 to the Form 8-K filed November 1, 2022).
10.14	Form of Stockholder Support Agreement (filed as exhibit 10.2 to the Form 8-K filed November 1, 2022).
10.15	Form of Lock-Up Agreement (filed as exhibit 10.3 to the Form 8-K filed November 1, 2022).
10.16	Form of Amended and Restated Registration Rights Agreement (filed as exhibit 10.4 to the Form 8-K filed November 1, 2022).
14	Code of Ethics (incorporated by reference to exhibit 14 of the registrant’s Form S-1 (file no. 333-249677).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 27, 2020.
(2)	Previously filed with the Original 10-K
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2024

BREEZE HOLDINGS ACQUISITION CORP.

/s/ J. Douglas Ramsey
Name: J. Douglas Ramsey
Title: Chief Executive Officer

4