Form 10-Q/A
period 2023-03-31
Breeze Holdings Acquisition Corp.
filed 2024-03-13
CIK 1817640

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

EXPLANATORY NOTE

Breeze Holdings Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q (the “Amended 10-Q”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2023 (the “Original 10-Q”). The sole purpose of this Amended 10-Q is to furnish an updated Exhibit 31.1, being the certification of principal executive officer and principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Exhibit 31.1”). In the Exhibit 31.1 originally filed with the Original 10-Q, a portion of the introductory language to paragraph 4, which relates to the responsibility of the signing officers to establish and maintain internal control over financial reporting, as required by Item 601(b)(31) of Regulation S-K, was inadvertently omitted. The revised certification is currently dated, refers to this Amended 10-Q, and is being included as an exhibit to this Amended 10-Q under Part II, Item 6 hereof. In accordance with applicable SEC interpretations, this Amended 10-Q contains only the cover page, this explanatory note, a signature page, and the revised certification.

The Company has made no attempt in this Amended 10-Q to modify or update the disclosures presented in the Original 10-Q other than as noted in the previous paragraph. Except as noted above, this Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q. Accordingly, this Amended 10-Q should be read in conjunction with the Original 10-Q, and the Company’s other filings with the SEC subsequent to the filing of the Original 10-Q, including any amendments thereto.

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

BREEZE HOLDINGS ACQUISITION CORP.

Date: March 13, 2024	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)

2