Form 10-K/A
period 2022-12-31
Breeze Holdings Acquisition Corp.
filed 2024-03-21
CIK 1817640

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

EXPLANATORY NOTE

Breeze Holdings Acquisition Corp. (the “Company”) is filing this Amendment No. 2 to Annual Report on Form 10-K (the “Amended 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original 10-K”). The sole purpose of this Amended 10-K is to furnish an updated Exhibit 31.1, being the certification of principal executive officer and principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Exhibit 31.1”). In the Exhibit 31.1 originally filed with the Original 10-K, paragraph 4(b), which relates to the design of internal control over financial reporting, as required by Item 601(b)(31) of Regulation S-K, was inadvertently omitted. The revised certification is currently dated, refers to this Amended 10-K, and is being included as an exhibit to this Amended 10-K under Part VI.

The Company has made no attempt in this Amended 10-K to modify or update the disclosures presented in the Original 10-K other than as noted in the previous paragraph. Except as noted above, this Amended 10-K does not reflect events occurring after the filing of the Original 10-K.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“common stock” is to our common stock;

●	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering;

●	“Initial Public Offering” refers to the Initial Public Offering closed on November 25, 2020 (the “Closing Date”)

●	“initial stockholders” are to our holders of our founder shares prior to our Initial Public Offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor and I-Bankers Securities, Inc. (“I-Bankers”) in a private placement simultaneously with the closing of our Initial Public Offering;

●	“public shares” are to shares of our common stock sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market), and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“sponsor” is to Breeze Sponsor, LLC, a Delaware limited liability company formed by our chairman and chief executive officer;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees;

●	“rights” are to the rights; and

●	“Breeze,” “we,” “us,” “company” or “our company” are to Breeze Holdings Acquisition Corp.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete any initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our Initial Public Offering.

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

Acquisition Strategy

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more companies that we believe:

●	have the ability to generate significant current free cash flow;

●	have potential to generate significant growth in shareholder value following our initial business combination;

●	are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques and technology, or where we believe we can drive improved financial performance;

●	can utilize the extensive networks, operational experience and insights of our management team;

●	are fundamentally sound but we believe can achieve better results by leveraging the operating and financial experience of our management team and their affiliates;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

●	can offer attractive risk-adjusted returns on investments for our stockholders.

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

We will also leverage our operational and capital allocation experience in order to:

●	Assemble a team of industry and financial experts: For each potential transaction, we intend to assemble a team of industry and financial experts to supplement our management’s efforts to identify and resolve key issues facing the company. We intend to construct an operating and financial plan which optimizes the potential to grow shareholder value. With extensive experience investing in both healthy and underperforming businesses, we expect that our management will be able to demonstrate to the target business and its stakeholders that we have the resources and expertise to lead the combined company through complex and often turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the business;

●	Conduct rigorous research and analysis: Performing disciplined, bottom-up fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on the target business;

●	Acquire the target company at an attractive price relative to our view of its intrinsic value: Combining rigorous bottom-up analysis as well as input from industry and financial experts, the management team intends to develop its view of the intrinsic value of the potential business combination. In doing so, the management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a business combination at an attractive price relative to such view;

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater), directly or indirectly, in the target business or assets to be acquired or otherwise and the present potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

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

Summary of Risk Factors

●	We may not be able to complete the Business Combination pursuant to the Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.595 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.595 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We are not required to obtain an opinion on the price we are paying for the business we are completing our initial business combination with from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company or the stockholders from a financial point of view.

●	We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

●	Because each unit contains one-twentieth of one right, the units may be worth less than units of other blank check companies.

●	Our warrant agreement and rights agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants or rights, which could limit the ability of warrant or right holders to obtain a favorable judicial forum for disputes with our company.

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

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time. If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock, rights and/or warrants.

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

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our initial business combination. ..

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

●	In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Prior to our public offering there has been no public market for any of our securities. The public offering price of the units and the terms of the rights and warrants were negotiated between us and the underwriters. In determining the size of our initial public offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the common stock, rights and warrants underlying the units, included:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt-to-equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of our initial public offering; and

●	other factors as were deemed relevant.

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

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; (i) obtaining and reviewing a report, at least annually, from the independent registered accounting firm describing (ii) the independent registered accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Messrs. McLelland, Thomas and Stark serve as members of our compensation committee, and Mr. Thomas serves as its chairman. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members on the compensation committee, all of whom must be independent.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

Messrs. Williams, Thomas and Stark serve as members of our nominating and corporate governance committee, and Mr. Williams serves as its chairman.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Our sponsor and executive officers have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of our initial public offering; provided that this agreement would not prevent our executive officers from serving as directors in other blank check companies. Neither Bankers nor any of its affiliates has entered into such an agreement, and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Executive Officers.”

●	Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the holder of such shares until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

●	We have engaged certain I-Bankers as advisors in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay the I-Bankers a cash fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 2.75% of the gross proceeds of our initial public offering, including any proceeds from the full or partial exercise of the over- allotment option.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The beneficial ownership of our shares of common stock is based on 4,830,196 shares of common stock issued and outstanding as of February 28, 2023.

	Common Stock
		Approximate
		Percentage of
	Number of Shares	Outstanding
Name of Beneficial Owner (1)	Beneficially Owned	Common Stock
Breeze Sponsor, LLC	2,475,000	51.2%
J. Douglas Ramsey, Ph.D. (2)	2,475,000	51.2%
Russell D. Griffin (3)	—	*
Charles C. Ross (3)	—	*
Albert McLelland	25,000	*
Bill Stark	25,000	*
Robert Lee Thomas	25,000	*
James L. Williams	—	*
All directors and executive officers as a group (7 individuals)	2,550,000	52.8%
Harraden Circle Investors, LP (4)	534,698	11.1%
Feis Equities LLC (5)	533,108	11.0%
I-Bankers Securities, Inc.	512,500	10.6%
Meteora Capital, LLC (6)	268,038	5.5%
Difesa Master Fund, LP (7)	250,003	5.2%
Cowen Financial Products LLC (8)	250,000	5.2%
Karpus Management, Inc. (9)	133,460	2.8%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Breeze Holdings Acquisition Corp., 955 W. John Carpenter Fwy., Suite 100-929, Irving, TX 75039.

(2)	Represents shares of common stock owned by our sponsor, Breeze Sponsor, LLC. Dr. Ramsey is the manager of the Sponsor and has voting and dispositive control over all such shares. Dr. Ramsey disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

(3)	Does not include any securities held by our sponsor, Breeze Sponsor, LLC, of which each person is a direct or indirect member.

(4)	Based solely on the Schedule 13G filed with the SEC on May 6, 2022 by Harraden Circle Investors, LP (“Harraden Circle Investors”) with respect to shares of common stock held by Harraden Circle Investors. Harraden GP is the general partner to Harraden Circle Investors, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Circle Investors. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Circle Investors. The business address of the reporting persons is 299 Park Avenue. 21st Floor, New York, NY 10171.

(5)	Based solely on the amendment to Schedule 13G filed with the SEC on May 3, 2022 by Feis Equities LLC (“Feis Equities”) and Lawrence M. Feis (Mr. Feis”) with respect to shares of common stock held by Feis Equities and Mr. Feis. Mr. Feis is the Managing Member of Feis Equities. The business address of the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, IL 60606.

(6)	Based solely on the amendment to Schedule 13G filed with the SEC on February 16, 2023 by Meteora Capital, LLC, (“Meteora Capital”) with respect to the common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and (ii) Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the common stock held by the Meteora Funds. The business address of reporting persons is 840 Park Drive East, Boca Raton, FL 33444.

(7)	Based solely on the Schedule 13G filed with the SEC on November 30, 2022 by Difesa Master Fund, LP (the “Master Fund”) for which Difesa Capital Management, LP (the “Adviser”) serves as the investment manager. Difesa Capital Partners, LLC (the “General Partner”) is the general partner of the Adviser and Peter Cohen is the managing member of the General Partner. By virtue of these relationships, the reporting persons may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Master Fund. The business address of the reporting persons is 40 West 57th Street, Suite 2020, New York, NY 10019.

(8)	Based solely on the amendment to Schedule 13G filed with the SEC on January 23, 2023 by Cowen Financial Products LLC. The business address of the reporting persons is 599 Lexington Ave., New York, NY 10022.

(9)	Based solely on the amendment to Schedule 13G filed with the SEC on May 10, 2022 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares of common stock are owned directly by the accounts managed by Karpus. The business address of reporting persons is 183 Sully’s Trail, Pittsford, NY 14534.

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

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for us to enter into the transaction;

●	whether the transaction would impair the independence of an outside director;

●	whether the transaction would present an improper conflict of interest for any director or executive officer; and

●	any pre-existing contractual obligations.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments have been or will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $145,617 in loans made to us by our sponsor to cover offering related and organizational expenses;

●	Payment to an affiliate of our sponsor of $5,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

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

March 21, 2024

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

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	3,125,000	$313	$—	$(16,949,285)	$(16,948,972)
Common Stock issued to Consultant	15,000	2	—	74,848	74,850
Common Stock purchased by Directors from Sponsor	—	—	—	401,000	401,000
Accretion of Common Stock to redemption value	—	—	—	(1,150,000)	(1,150,000)
Net income	—	—	—	8,703,976	8,703,976
Balance – December 31, 2021	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,400,840)	(1,400,840)
Net income	—	—	—	3,788,224	3,788,224
Balance – December 31, 2022	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)

The accompanying notes are an integral part of the financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net income	$3,788,224	$8,703,976
Adjustments to reconcile net income to net cash used in operating activities:
Interest and unrealized gain on marketable securities held in Trust Account	(189,716)	(47,076)
Change in fair value of warrant liabilities	(5,923,750)	(10,378,500)
Compensation expense for common stock purchased by Directors from Sponsor	—	401,000
Changes in operating assets and liabilities:
Prepaid expense	(54,419)	36,084
Long-term liabilities	95,790	(111,926)
Accounts payable and accrued expenses	(530,947)	531,183
Franchise tax payable	(210,000)	176,844
Income tax payable	2,089	—
Net cash provided by (used in) operating activities	(3,022,729)	(688,415)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,400,840)	(1,150,000)
Cash withdrawn from Trust Account to redeeming shareholders	101,545,684	—
Cash withdrawn from Trust Account to pay franchise and income taxes	231,246	—
Net cash used in investing activities	100,376,090	(1,150,000)
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	2,800,209	—
Proceeds from promissory note – related party	1,400,840	1,150,000
Redemptions of common stock	(101,545,684)	—
Net cash provided by (used in) financing activities	(97,344,635)	1,150,000
Net Change in Cash	8,726	(688,415)
Cash – Beginning of period	5,403	693,818
Cash – End of period	$14,129	$5,403
Supplemental disclosure of non-cash financing activities:
Compensation expense for common stock purchased by Directors from Sponsor	$—	$401,000
Common stock issued to Consultant	$—	$74,850
Accretion of common stock subject to redemption value	$1,400,840	$1,150,000

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

Once the warrants become exercisable, we may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send to the notice of redemption to the warrant holders.

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