Form 10-K
period 2023-12-31
Breeze Holdings Acquisition Corp.
filed 2024-04-01
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of common stock on June 30, 2023, as reported on the NASDAQ, was $46,445,203 (based on the closing sales price of the common stock on June 30, 2023 of $10.75).

As of April 1, 2024, 4,299,276 shares of common stock, par value $0.0001, were issued and outstanding.

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

On October 31, 2022, Breeze Holdings Acquisition Corp., a Delaware corporation (“Breeze”), entered into a Merger Agreement and Plan of Reorganization (the “Original Merger Agreement”), by and among Breeze, BH Velocity Merger Sub Inc., a Texas corporation and a direct, wholly-owned subsidiary of Breeze (“Company Merger Sub”), and TV Ammo, Inc., a Texas corporation (“TV Ammo”). On February 14, 2024, Breeze entered into an Amended and Restated Merger Agreement and Plan of Reorganization (the “A&R Merger Agreement”), by and among Breeze, True Velocity, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Breeze (“True Velocity”), Breeze Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of True Velocity (“Parent Merger Sub”), Company Merger Sub, and TV Ammo, which amended and restated the Original Merger Agreement in its entirety. The A&R Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze, True Velocity, Company Merger Sub, Parent Merger Sub, and TV Ammo.

Pursuant to and in accordance with the terms set forth in the A&R Merger Agreement, (a) Parent Merger Sub will merge with and into Breeze, with Breeze continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Breeze will become a wholly owned subsidiary of True Velocity, and (ii) each issued and outstanding security of Breeze immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Breeze Common Stock that have been redeemed or are owned by Breeze or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of True Velocity (other than the Breeze Rights, which shall be automatically converted into shares of True Velocity), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into TV Ammo, with TV Ammo continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) TV Ammo will become a wholly owned subsidiary of True Velocity, and (ii) each issued and outstanding security of TV Ammo immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of True Velocity. The Mergers and the other transactions contemplated by the A&R Merger Agreement are hereinafter referred to as the “Business Combination.”

The aggregate consideration to be received by the TV Ammo equity holders is based on a pre-transaction equity value of $1,185,234,565, the market capitalization of Breeze based on a closing price of $11.21 per share on February 6, 2024, which results in a combined company equity value of $1,233,429,449. The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the second quarter of 2024, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo. For more information regarding the Business Combination, please see “Proposed Business Combination with TV Ammo.”

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

Business Operations

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,577 of other offering costs. As of December 31, 2023, cash of $4,228 was held outside of the Trust Account and was available for working capital purposes.

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

On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628 (the “Redemption”) with 7,907,013 shares of common stock remaining outstanding after Redemption; 4,767,013 of the 7,907,013 shares of common stock remaining outstanding after redemption (the “Public Shares”) were owned by the public stockholders. On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

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

Following the payment for redemptions on September 22, 2022, resulting from the Company's annual stockholders' meeting held on September 13, 2022, approximately $17.5 million remained on deposit in our Trust Account.

At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, 2022, November 23, 2022 and December 20, 2022 Breeze executed the second, third and fourth one month extensions depositing $59,157 in the Trust Account for each monthly extension through January 26, 2023. On January 25, 2023 and February 23, 2023 Breeze executed the fifth and sixth one month extensions depositing $59,157 in the Trust Account for each monthly extension through March 26, 2023. The Company scheduled a meeting of its stockholders for March 22, 2023 to consider (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023).

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

Following the payment for redemptions on March 29, 2023, resulting from the Company's annual stockholders' meeting held on March 22, 2023, approximately $12.5 million remained on deposit in our Trust Account.

At the meeting of the Company held on March 22, 2023, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2023 or such other date as may be extended. On March 29, 2023, April 25, 2023, May 25, 2023, June 26, 2023, August 3, 2023, and August 28, 2023, Breeze executed the seventh, eighth, ninth, tenth, eleventh and twelfth one-month extensions through September 26, 2023.

On September 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2024 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.77 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 21,208 shares of the Company’s common stock were redeemed for $228,410, with 4,299,276 shares of common stock remaining outstanding after Redemption; 1,159,276 of the 4,299,276 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

Following the payment for redemptions on September 25, 2023, resulting from the Company's stockholders' meeting held on September 22, 2023, approximately $12.5 million remained on deposit in our Trust Account.

At the Company held a meeting of its stockholders on September 22, 2023, the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023, October 24. 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024, and March 26, 2024 Breeze executed the thirteenth, fourteenth, fifteenth, sixteenth, seventeenth, eighteenth and nineteenth one-month extensions through April 26, 2024.

If the Company executes all nine (9) extensions, it will have until June 26, 2024 (unless the Company’s shareholders approve a proposal to amend the A&R COI to permit an extension of up to six additional one-month periods) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a business combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $11.085 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Proposed Business Combination with TV Ammo

On October 31, 2022, Breeze entered into the Original Merger Agreement, by and among Breeze, Company Merger Sub, and TV Ammo. On February 14, 2024, Breeze entered into an Amended and Restated Merger Agreement and Plan of Reorganization (the “A&R Merger Agreement”), by and among Breeze, True Velocity, Parent Merger Sub, Company Merger Sub, and TV Ammo, which amended and restated the Original Merger Agreement in its entirety.

The A&R Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze, True Velocity Parent Merger Sub, Company Merger Sub, and TV Ammo.

Pursuant to and in accordance with the terms set forth in the A&R Merger Agreement, (a) Parent Merger Sub will merge with and into Breeze, with Breeze continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Breeze will become a wholly owned subsidiary of True Velocity, and (ii) each issued and outstanding security of Breeze immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Breeze Common Stock that have been redeemed or are owned by Breeze or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of True Velocity (other than the Breeze Rights, which shall be automatically converted into shares of True Velocity), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into TV Ammo, with TV Ammo continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) TV Ammo will become a wholly owned subsidiary of True Velocity, and (ii) each issued and outstanding security of TV Ammo immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of True Velocity. The Mergers and the other transactions contemplated by the A&R Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the second quarter of 2024, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

The aggregate consideration to be received by the TV Ammo equity holders is based on a pre-transaction equity value of $1,185,234,565, the market capitalization of Breeze based on a closing price of $11.21 on February 6, 2024, which results in a combined company equity value of $1,233,429,449. In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of issued and outstanding TV Ammo common stock, par value $0.01 (“TV Ammo Common Stock”), shall be cancelled and converted into a number of shares of True Velocity common stock, par value $0.0001 (“True Velocity Common Stock”), equal to the Exchange Ratio described below, (b) each option to purchase shares of TV Ammo Common Stock (each, a “TV Ammo Option”) shall be assumed and converted into an option to purchase a number of shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo Option, multiplied by the Exchange Ratio, at an exercise price per share equal to the exercise price per share in effect immediately before the Effective Time, divided by the Exchange Ratio, (c) each restricted stock unit in respect of shares of TV Ammo Common Stock (each, a “TV Ammo RSU”) shall be assumed and converted into a restricted stock unit in respect of a number of shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo RSU, multiplied by the Exchange Ratio, and (d) each warrant to purchase a number of shares of TV Ammo Common Stock (each, a “TV Ammo Warrant”) shall be converted into a warrant to purchase shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo Warrant, multiplied by the Exchange Ratio, at an exercise price per share equal to the exercise price per share in effect immediately before the Effective Time, divided by the Exchange Ratio. The Exchange Ratio will be equal to (i) the sum of (A) $1,185,234,565, plus (B) any amounts raised by TV Ammo after the date of the A&R Merger Agreement and prior to the Closing in permitted financing transactions in excess of $50,000,000, plus (C) the aggregate dollar amount payable to TV Ammo upon the conversion of all outstanding TV Ammo convertible notes and the exercise of all vested in-the-money TV Ammo Warrants and vested in-the-money TV Ammo Options, divided by (ii) the number of fully-diluted shares of TV Ammo Common Stock outstanding as of the Closing, further divided by (iii) an assumed value of True Velocity Common Stock of $10.00 per share.

A pro rata portion of the shares of True Velocity Common Stock received in exchange for the shares of TV Ammo Common Stock are subject to forfeiture if certain future stock-price based milestones are not achieved as described below (the “Earnout Shares”). The number of Earnout Shares will be equal to the product of (a) 15% and (b) the amount by which 118,523,456 exceeds the number of shares of True Velocity Common Stock issuable upon the exercise or conversion of securities issued by TV Ammo in permitted financing transactions prior to the Closing. The Earnout Shares will be issued at the Closing and subject to forfeiture. One-half of the Earnout Shares shall become fully vested and no longer subject to forfeiture if, during the three-year period beginning at the Closing (the “Milestone Event Period”), the True Velocity Common Stock achieves a daily volume weighted average closing sale price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). The other half of the Earnout Shares will become fully vested and no longer subject to forfeiture if, during the Milestone Event Period, the True Velocity Common Stock achieves a daily volume weighted average closing sale price of at least $15.00 per share for a similar number of days (“Milestone Event II”). The 30 consecutive trading day periods used to satisfy Milestone Event I and Milestone Event II may not overlap; if both Milestone Event I and Milestone Event II would be satisfied using the same 30 consecutive trading day period, Milestone Event II will be deemed satisfied and the threshold closing sale price to achieve Milestone Event I shall be increased to $13.50. Any Earnout Shares that remain unvested at the end of the Milestone Event Period will be forfeited. All of the Earnout Shares will become fully vested and no longer subject to forfeiture upon the occurrence of a transaction or series of transactions occurring after the Closing (a) following which a person or “group” (within the meaning of Section 13(d) of the Exchange Act) of persons (other than True Velocity, TV Ammo or any of their respective subsidiaries), has direct or indirect beneficial ownership of securities (or rights convertible or exchangeable into securities) representing fifty percent (50%) or more of the voting power of True Velocity or the right to elect a majority of the True Velocity board of directors or similar governing body of True Velocity, (b) constituting a sale, merger, business combination, consolidation, liquidation, exchange offer or other similar transaction, however effected, following which the voting securities of True Velocity immediately prior to such transaction do not continue to represent or are not converted into at least (50%) of the combined voting power of the then outstanding voting securities of the person resulting from such transaction or, if the surviving company is a subsidiary, the ultimate parent thereof, or (c) constituting a sale, lease, license or other disposition of fifty percent (50%) or more of the assets of True Velocity and its subsidiaries taken as a whole (any of the foregoing, a “Subsequent Transaction”).

The parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, True Velocity’s board of directors shall consist of seven directors, consisting of two Breeze designees (at least one of whom shall be an “independent director”), four TV Ammo designees (at least three of whom shall be “independent directors”) and the chief executive officer of True Velocity. True Velocity’s executive management team will be led by the current management of TV Ammo. To qualify as an “independent director” under the A&R Merger Agreement, a designee shall both (a) qualify as “independent” under the rules of the Nasdaq Stock Market and (b) not have had any business relationship with either Breeze or TV Ammo or any of their respective subsidiaries, including as an officer or director thereof, other than for a period of less than six months prior to the date of the Merger Agreement.

The A&R Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (a) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (b) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), (c) prohibitions on the parties soliciting alternative transactions, (d) True Velocity preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”), and (e) Breeze taking certain other actions to obtain the requisite approval of Breeze’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (f) the protection of, and access to, confidential information of the parties. On February 14, 2024, True Velocity filed a registration statement/proxy on Form S-4 with the SEC, which included a preliminary proxy statement of Breeze.

The parties to the A&R Merger Agreement agreed to use their reasonable best efforts to enter into an at-the-market facility (“At-the-Market Facility”) prior to the Closing on terms and conditions reasonably satisfactory to Breeze and TV Ammo.

The obligations of Breeze, True Velocity, Parent Merger Sub and Company Merger Sub (the “Breeze Parties”) and TV Ammo to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Breeze’s stockholders, (ii) the approval of TV Ammo’s stockholders, and (iii) True Velocity’s Form S-4 registration statement becoming effective.

In addition, the obligations of the Breeze Parties to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of TV Ammo being true and correct to the standards applicable to such representations and warranties and each of the covenants of TV Ammo having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination, and (iii) no Material Adverse Effect having occurred.

The obligation of TV Ammo to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of the Breeze Parties being true and correct to the standards applicable to such representations and warranties and each of the covenants of the Breeze Parties having been performed or complied with in all material respects, (ii) the shares of True Velocity Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market, and (iii) Breeze having cash on hand at the Closing (inclusive of proceeds from certain permitted financings) (“Breeze Cash on Hand”) of at least $30,000,000 (the “Minimum Cash Amount”) (after deducting any amounts paid to Breeze stockholders that exercise their redemption rights in connection with the Business Combination and net of certain transaction expenses incurred or subject to reimbursement by the Sponsor). If, after the Breeze stockholder meeting to approve the Business Combination is held, Breeze Cash on Hand is less than the Minimum Cash Amount, then Breeze may, in accordance with the terms of the A&R Merger Agreement, sell additional shares of Breeze Common Stock to investors for not less than $10.00 per share (“Additional Financings”) up to the amount that would cause Breeze Cash on Hand to be at least equal to the Minimum Cash Amount.

The A&R Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Breeze and TV Ammo, (ii) by Breeze, on the one hand, or TV Ammo, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the A&R Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Breeze or TV Ammo on or after March 15, 2024, (iv) by either Breeze or TV Ammo if a meeting of Breeze’s stockholders is held to vote on the Required Proposals, and the stockholders do not approve the Required Proposals, and (v) by Breeze if the TV Ammo stockholders do not approve the A&R Merger Agreement.

Under certain circumstances as described further in the A&R Merger Agreement, if the A&R Merger Agreement is validly terminated by Breeze, TV Ammo will pay Breeze a fee equal to the actual documented expenses incurred by Breeze in connection with the Business Combination of up to $1,000,000.

The A&R Merger Agreement contemplates that TV Ammo (a) may enter into agreements to raise capital in one or more private placement transactions prior to the Closing for aggregate gross proceeds of up to $100,000,000 or (b) consummate an initial sale of any shares of capital stock of TV Ammo in an underwritten public offering registered under the Securities Act or any direct listing of any shares of capital stock of TV ammo on a securities exchange or securities market (“Permitted Financings”).

Concurrently with the execution of the A&R Merger Agreement, Breeze, True Velocity, TV Ammo and the Parent Initial Stockholders entered into an Amended and Restated Sponsor Support Agreement (the “A&R Sponsor Support Agreement”), pursuant to which, among other things, the Breeze Initial Stockholders: (a) agreed to vote all of their shares of Breeze Common Stock in favor of the Parent Proposals, including the adoption of the A&R Merger Agreement and the approval of the Transactions; (b) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of the Breeze Parties’ representations, warranties, covenants, agreements or obligations under the A&R Merger Agreement or (ii) any of the mutual or TV Ammo conditions to the Closing in the A&R Merger Agreement not being satisfied; (c) (i) waived, subject to and conditioned upon the Closing and to the fullest extent permitted by applicable law and the Breeze organizational documents, and (ii) agreed not to assert or perfect, any rights to adjustment or other anti-dilution protections to which such Breeze Initial Stockholder may be entitled in connection with the Mergers or the other Transactions; (d) agreed to take, or cause to be taken, all actions and to do, or cause to be done, all things reasonably necessary under applicable laws to consummate the Mergers and the other Transactions on the terms and subject to the conditions set forth in the A&R Merger Agreement prior to any valid termination of the A&R Merger Agreement; (e) agreed not to transfer or pledge any of their shares of Breeze Common Stock, or enter into any arrangement with respect thereto, after the execution of the A&R Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions; and (f) waived their rights to redeem any of their shares of Breeze Common Stock in connection with the approval of the Parent Proposals.

Additionally, the Sponsor has agreed to: (a) forfeit for no consideration up to 20% of the aggregate shares of Breeze Common Stock held by it if Breeze reasonably determines that the issuance of additional shares of Breeze Common Stock to investors or Redeeming Stockholders (at a price per share not to be less than $10.00) would be reasonably required (i) to cause Breeze Cash on Hand to be at least equal to the Minimum Cash Amount or (ii) to secure any Additional Financing; (b) forfeit for no consideration up to 20% of the aggregate shares of True Velocity Common Stock held by it if, on the six month anniversary of the Closing, the sum of (i) Breeze Cash on Hand plus (ii) the funds requested or received under the At-the-Market Facility (or other similar equity or hybrid equity-based instrument or facility) at or prior to such date is less than $50,000,000; and (c) assume and pay all Legacy Parent Transaction Expenses in full and indemnify Breeze, True Velocity, TV Ammo and their respective subsidiaries from any and all liabilities related thereto, and to not sell or transfer any of its shares of True Velocity Common Stock or distribute any of its assets unless and until such time as it has assumed and paid in full all Legacy Parent Transaction Expenses.

The foregoing description of the A&R Sponsor Support Agreement is subject to and qualified in its entirety by reference to the full text of the A&R Sponsor Support Agreement, a copy of which is included as Exhibit 10.1 in our Current Report filed with the SEC on Form 8-K on February 21, 2024, and the terms of which are incorporated herein by reference.

 In accordance with the A&R Merger Agreement, within thirty (30) days following the execution of the A&R Merger Agreement, Breeze, True Velocity, TV Ammo, and certain stockholders of TV Ammo representing the requisite votes necessary to approve the Merger Agreement (the “TV Ammo Equity Holders”) are expected to amend and restate the Stockholder Support Agreement previously entered into between Breeze, TV Ammo and such TV Ammo Equity Holders. Pursuant to such amended and restated Stockholder Support Agreement (the “A&R Stockholder Support Agreement”), the TV Ammo Equity Holders will: (a) agree to vote in favor of the adoption of the A&R Merger Agreement and approve the Mergers and the other Transactions to which TV Ammo is a party; (b) agree to approve, in accordance with the terms and subject to the conditions of the TV Ammo organizational documents, the TV Ammo Preferred Conversion to take effect immediately prior to the Closing; (c) agree to waive any appraisal or similar rights they may have pursuant to Texas law with respect to the Mergers and the other Transactions; (d) agree to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of TV Ammo’s representations, warranties, covenants, agreements or obligations under the A&R Merger Agreement or (ii) any of the mutual or the Breeze Parties’ conditions to the Closing in the A&R Merger Agreement not being satisfied; and (e) agree not to sell, assign, transfer or pledge any of their shares of TV Ammo Common Stock or TV Ammo Preferred Stock (or enter into any arrangement with respect thereto) after the execution of the A&R Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions.

In accordance with the A&R Merger Agreement, within thirty (30) days after the execution of the A&R Merger Agreement, Breeze, True Velocity, TV Ammo, the Breeze Initial Stockholders and certain TV Ammo Equity Holders are expected to amend and restate that certain Lock-Up Agreement previously entered into between Breeze, TV Ammo, the Breeze Initial Stockholders and certain TV Ammo Equity Holders. Pursuant to such amended and restated Lock-Up Agreement (the “A&R Lock-Up Agreement”), the Breeze Initial Stockholders and such TV Ammo Equity Holders will agree, among other things, to refrain from selling or transferring their shares of True Velocity Common Stock for a period of eight months following the Closing, subject to early release (a) of 10% of their shares of True Velocity Common Stock if the daily volume weighted average closing sale price of True Velocity Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period beginning on the four-month anniversary of the Closing exceeds $12.50 per share, (b) of an additional 10% of their shares of True Velocity Common Stock if the daily volume weighted average closing sale price of True Velocity Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period beginning on the four-month anniversary of the Closing exceeds $15.00 per share; (c) of all of their shares of True Velocity Common Stock upon the occurrence of a Subsequent Transaction; and (d) upon the determination of the True Velocity board of directors (including a majority of the independent directors) following the six month anniversary of the Closing Date.

In accordance with the A&R Merger Agreement, within thirty (30) days after the execution of the A&R Merger Agreement, Breeze, the Breeze Initial Stockholders, True Velocity, and certain TV Ammo Equity Holders are expected to further amend and restate that certain Amended and Restated Registration Rights Agreement entered into among Breeze, the Breeze Initial Stockholders, and certain TV Ammo Equity Holders. Pursuant to such further amended and restated Registration Rights Agreement (the “Second A&R Registration Rights Agreement”), True Velocity will, among other things, be obligated to file a registration statement to register the resale of certain securities of True Velocity held by the Breeze Initial Stockholders and such TV Ammo Equity Holders. The Second A&R Registration Rights Agreement also provides the Breeze Initial Stockholders and such TV Ammo Equity Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The foregoing description of the A&R Stockholder Support Agreement, the A&R Lock-Up Agreement and the Second A&R Registration Rights Agreement are subject to and qualified in its entirety by reference to the full text of the forms of A&R Stockholder Support Agreement, A&R Lock-Up Agreement and Second A&R Registration Rights Agreement, respectively, copies of which were attached as Exhibits 10.2, 10.3 and 10.4 in our Current Report filed with the SEC on Form 8-K on February 21, 2024, and the terms of which are incorporated herein by reference.

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

Initial Business Combination

As required by NASDAQ rules, our initial business combination will be approved by a majority of our independent directors. NASDAQ rules also require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors obtained an opinion from an independent entity that commonly renders valuation opinions to determine the fair market value of our initial business combination with TV Ammo.  In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

•

Conduct rigorous research and analysis: Performing disciplined, bottom-up fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on the target business; and

•

Acquire the target company at an attractive price relative to our view of its intrinsic value: Combining rigorous bottom-up analysis as well as input from industry and financial experts, the management team intends to develop its view of the intrinsic value of the potential business combination. In doing so, the management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a business combination at an attractive price relative to such view.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

Financial Position

As of December 31, 2023, we had approximately $13.0 million held in the trust account. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of April 1, 2024 the approximate per share amount in the trust account is $11.015 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Pursuant to the terms and subject to the conditions of the Merger Agreement, Breeze filed with the SEC the Extension Proxy Statement, for the purpose of amending the Breeze organizational documents and the Trust Agreement, in each case, to extend the time period for Breeze to consummate a Business Combination from March 26, 2023 up to September 26, 2023 (the “Extension Proposal”). Breeze filed and distributed the Extension Proxy Statement to solicit proxies thereunder and held a meeting of the stockholders of Breeze to consider, vote on and approve the Extension Proposal on March 22, 2023. Breeze stockholders approved the Extension Proposal and extended the time period for Breeze to consummate a Business Combination from March 26, 2023 up to September 26, 2023.

Pursuant to the terms and subject to the conditions of the Merger Agreement, Breeze has prepared and filed with the SEC the Extension Proxy Statement, for the purpose of amending the Breeze organizational documents and the Trust Agreement, in each case, to extend the time period for Breeze to consummate a Business Combination from September 26, 2023 up to June 26, 2024 (the “Extension Proposal”). Breeze filed and distributed the Extension Proxy Statement to solicit proxies thereunder and held a meeting of the stockholders of Breeze to consider, vote on and approve the Extension Proposal on September 22, 2023. Breeze stockholders approved the Extension Proposal and extended the time period for Breeze to consummate a Business Combination from September 26, 2023 up to June 26, 2024.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and representative shares, initially we needed to have only 4,187,501, or 36.4%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. As of April 1, 2024, no public shares are required to approve the business combination. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Prior to our proxy extensions voted on May 5, 2022, September 13, 2022, March 22, 2023, and September 22, 2023, we had only 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $4,228 of proceeds held outside the trust account (as of December 31, 2023), and amounts raised after December 31, 2023, if any, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution as of June 26, 2024, would be approximately $11.085. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $11.085. Under Section 281(b) of the General Corporation Law of Delaware, as amended (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $11.085 per public share and (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $11.085 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $11.085 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $4,228 of proceeds held outside the trust account (as of December 31, 2023), and amounts raised after December 31, 2023, if any, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $11.085 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $11.085 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

We were required to evaluate our internal control procedures for the fiscal years ending December 31, 2023 and 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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
•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.085 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.085 per share.
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

30

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As of April 1, 2024, in addition to our initial stockholders’ founder shares and representative shares, we would not require any of the 1,159,276 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock immediately following the completion of our initial public offering. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $11.085 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination within 18 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $11.085 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.085 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.085 per share” and other risk factors below.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.085 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.085 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.085 per share” and other risk factors below.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.085 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.085 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.085 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.085 per share” and other risk factors below.

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

On November 27, 2023, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on December 6, 2023 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested a hearing before the Panel to request additional time to complete its business combination. The hearing request resulted in a stay of any suspension or delisting action pending the hearing which was held on February 27, 2024. On March 15, 2024, the Company received the Panel’s determination granting the Company an exception until May 28, 2024 to complete its initial business combination.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.085 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and continue to expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.085 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering, the sale of the private placement warrants not being held in the trust account and loans from our sponsor or management team are insufficient, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.085 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.085 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.085 per share” and other risk factors below.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to complete our initial business combination and we will depend on loans from our sponsor or management team to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, $947,443 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $11.085 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.085 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $11.085 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $11.085 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $11.085 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.085 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $11.085 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $11.085 per share.

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

We issued warrants to purchase 11,500,000 shares of our common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase an aggregate of 5,425,000 shares of common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 2,875,000 founder shares. The founder shares are convertible into shares of common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. However, all working capital promissory notes specifically state that the Sponsor has elected not to convert. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

General Risks

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and its variants.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 and variants restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 and variants impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants, and the actions to contain COVID-19 and variants or treat its impact, among others. If the disruptions posed by COVID-19 and variants or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 18 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.085 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Under the guidance in Accounting Standards Codification (“ASC”) 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the acceptance by the holders of the Company’s common stock of a tender, exchange or redemption offer. Upon such a qualifying tender cash offer (an event which could be outside the control of the Company), all Warrant holders would be entitled to cash.  This factor precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Modified Black Scholes Model to estimate the fair values of the warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Modified Black Scholes Model.

As a result, included on our balance sheets as of December 31, 2023 and 2022, contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

During the year ended December 31, 2023, the Company determined that it failed to accurately prepare its income tax provision for the year ended December 31, 2023. The control deficiencies related to the preparation, reviews and accounting of the Company's income tax provision and related expense represents a material weakness related to financial reporting.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, which remedied the material weakness surrounding the preparation and review of our tax provision but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

If Breeze is unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in Breeze’s reported financial information and its stock price and business may be adversely impacted.

As a public company, Breeze is required to maintain internal control over financial reporting and Breeze’s management is required to evaluate the effectiveness of its internal control over financial reporting as of the end of each fiscal year. If the company is not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the financial information Breeze is required to file with the SEC. Additionally, even if there are no inaccuracies or omissions, Breeze will be required to publicly disclose the conclusion of its management that the company’s internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in Breeze’s reported financial information, adversely impact Breeze’s stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit the company’s ability to access the capital markets or cause its stock to be delisted from The Nasdaq Stock Market or any other securities exchange on which it is then listed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

On July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. The final rules became effective 30 days following publication of the adopting release in the Federal Register. The Form 10-K disclosures are due beginning with annual reports for fiscal years ending on or after December 15, 2023.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. Breeze maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats as appropriate for a Special Purpose Acquisition Company (“SPAC”). Breeze’s cybersecurity risk profile will significantly change upon completion of the pending Business Combination transaction with TV Ammo, Inc. described in Item 1. Business within this Report. The cyber risk management program will be re-evaluated upon the close of the Business Combination.

Breeze has an annual assessment of the Company’s cyber risk management program performed by a third-party specialist. The cyber risk management assessment incorporates recognized best practices and standards for cybersecurity and information technology of the National Institute of Standards and Technology Cybersecurity Framework. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists, develops a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

 Breeze employs additional measures within the cybersecurity risk management program including identity access management controls such as restricted access of privileged accounts, periodic reviews of user access, and segregation of duties and anti-malware/anti-virus tools.

 Cybersecurity partners to the Company, including consultants are a key part of the Company’s cybersecurity risk management strategy and infrastructure and provide services including, cyber risk advisory. Breeze partners with industry recognized cybersecurity providers leveraging third-party technology and expertise.

 Breeze currently does not have significant operations. The Company is focused on effecting an initial business combination with one or more businesses. Upon completion of the pending Business Combination with TV Ammo, Breeze will face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Breeze acknowledges that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. No prior cybersecurity incidents have been identified by the Company. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against Company IT assets and data, and to prevent their occurrence and recurrence where practicable, however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, the Company plans to implement initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. "Risk Factors" for more information on cybersecurity risks.

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

(b) Holders

On April 1, 2024, there were 10 holders of record for our shares of common stock, 1 holder of our rights and 3 holders of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

As indicated in the accompanying financial statements, at December 31, 2023 and 2022, we had $4,228 and $14,129 in cash, respectively, and working capital deficits of $7,849,292 and $5,345,736, respectively (excluding prepaid franchise tax, prepaid income tax and excise tax payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net loss of $2,549,111, which consisted of a loss of $1,015,500 in the fair value of warrant liabilities and operating costs of $2,070,143, offset by interest income from our money market account of $554,701.

For the year ended December 31, 2022, we had net income of $3,788,224, which consisted of a change of $5,923,750 in the fair value of warrant liabilities, interest income from our money market account of $813, and an unrealized gain on marketable securities held in our trust account of $188,903, offset by operating and formation costs of $2,323,153.

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

As of December 31, 2023, we had cash held in the interest-bearing trust account of $12,977,528. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”). On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes.

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

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 25, 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024 and March 26, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth and nineteenth one-month extensions through April 26, 2024. On September 27, 2023 $206,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes.

As of December 31, 2023, we had cash held in the trust account of $12,977,528, including $554,701 of interest. Interest income on the balance in the trust account may be used by us to pay taxes. On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes, on September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes, and on September 27, 2023, $209,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes.

For the year ended December 31, 2023, cash used in operating activities was $2,024,603 which was due to a net loss of $2,549,111 a non-cash decrease in fair value of warrant liabilities of $1,015,500, interest income of $554,701 on the Trust Account, and an increase in working capital of $64,055. For the same period cash used in investing activities was $5,308,141 which was due to extension payments paid into the Trust Account of $528,514, a redemption of common stock of $5,627,005, and a withdrawal of interest income from the Trust Account of $209,650. For the same period net cash used in financing activities was $3,293,439 which was due to proceeds from a related party working capital loan of $1,811,900, proceeds from a related party promissory note of $521,666 and, a redemption of common stock of $5,627,005.

For the year ended December 31, 2022, cash used in operating activities was $3,022,729 which was due to an increase in fair value of warrant liabilities of $5,923,750, and an unrealized gain on marketable securities held in Trust Account of $189,716, offset in part by our net income of $3,788,224, and changes in working capital of $697,487. For the same period cash used in investing activities was $100,376,090 which was due to investment in the Trust Account of $1,400,840, a redemption of common stock of $101,545,684, and a withdrawal of interest income from the Trust Account of $231,246, and net cash used in financing activities was $97,344,635 which was due to proceeds from a related party working capital loan of $2,800,209, proceeds from a related party promissory note of $1,400,840 and, a redemption of common stock of $101,545,684.

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

As of December 31, 2023 and 2022, the Company had $4,228 and $14,129, respectively, in cash held outside of the Trust Account and working capital deficits of $7,849,292 and $5,345,736, respectively, (excluding franchise tax, prepaid income tax, and excise tax payable).

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender. However, all working capital promissory notes specifically state that the Sponsor has elected not to convert. The warrants would be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. As of December 31, 2023, the amount outstanding under this Promissory Note was $4,612,109 for direct working capital, and $723,825 for monthly SPAC extension funds for the months of September, 2022 through December, 2023 for a total of $5,335,934 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

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

Going Concern

Based upon the above narrative, Management determined that the above conditions and/or events indicate that it may be probable that the Company would be unable to meet its obligations as they become due within one year after the date that the financial statements as of December 31, 2023 are available to be issued. Although Management plans to address this uncertainty through a Business Combination or through obtaining Working Capital Loans, there is no assurance that the Company’s plans to consummate the Business Combination or obtain the Working Capital Loans will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and 2022.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000.  As of December 31, 2023, the amount outstanding under this Promissory Note was $4,612,109 for direct working capital, and $723,825 for monthly SPAC extension funds for the month of September, 2022 through December, 2022 for a total of $5,335,934 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

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

The Company additionally owes Sponsor $178,572 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of December 31, 2023 is $7,814,506.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Breeze Financial, Inc. a monthly fee of $5,000 for office space, administrative and support services to the Company.

The underwriters are entitled to a deferred fee of $0.275 per share based on 11,500,000 shares issued in the IPO, or $3,162,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

On December 2, 2022, the Company signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with TV Ammo. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

On January 31, 2022, the Company signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc., for proxy solicitation services associated with the business combination with TV Ammo. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of the Company upon completion of the proxy solicitation services.

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc., for public relations services for the business combination with TV Ammo. The agreement includes an obligation to pay a Transaction Success Fee of $20,000 upon the successful completion of the business combination with TV Ammo.

Critical Accounting Estimates

The preparation of the financial statements included in this Report under “Item 15. Exhibits, Financial Statements Schedules” and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, assumptions, judgements and the related policies that we believe have the most significant impact on our consolidated financial statements are described below

Warrant Liabilities

In determining the fair value of the Company’s Public Warrants and Private Placement Warrants our third party valuation firm uses the most observable inputs available. The valuation approach for our Public Warrants utilizes a back-solve lattice model and for our Private Placement Warrants uses a Modified Black-Scholes model. Some of the inputs used in the models include the dividend yield on the Company’s common stock, expected common stock price volatility, risk-free interest rate, expected business combination date and probability of completing the business combination. Several of these inputs are known and several use judgement. For instance, the probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. The average and 1st and 3rd quartiles of the implied probability of completion then formulates the basis for the probability utilized for the Company in the models. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation of its Public Warrants and Private Placement Warrants as of each valuation date and may have a material impact on the valuation of these warrants.

Recent Accounting Pronouncements

For a detailed discussion of our significant accounting policies and related judgements, see Note 2—Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statements Schedules” of this Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our "Certifying Officers") carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Certifying Officers identified a material weakness in internal control over financial reporting with respect to the preparation and  presentation of our 2023 income tax provision and accounting for income tax expense. As a result of this material weakness, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the recognition of transaction costs related to income taxes constituted a material weakness as defined in the SEC regulations. The material weakness resulted in an increase in the net operating loss carryforward balance, and also impacted our income tax expense and related balance sheet accounts.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weaknesses, as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the transaction costs standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding income tax applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report our directors and officers are as follows:

Name	Age	Title
J. Douglas Ramsey, Ph.D.	63	Chairman, Chief Executive Officer and Chief Financial Officer
Russell D. Griffin	60	President and Director
Charles C. Ross, P.E.	67	Chief Operating Officer
James L. Williams	70	Independent Director
Albert McLelland	65	Independent Director
Robert Lee Thomas	64	Independent Director
Bill Stark	67	Independent Director

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

Charles C. Ross, P.E. has served as our Chief Operating Officer since June 2020. Mr. Ross was the Vice President of Regulatory Affairs and EHS of Saddle Operating and served in that role from December 2015 until June 2019. In January 2010 until December 2013, Mr. Ross was the Director of Regulatory Affairs of TGGT Midstream. In August 2012, Mr. Ross was named Director of Regulatory Affairs for EXCO Resources, as well, until November 2015. Mr. Ross began his career in 1982 working for the Railroad Commission of Texas Oil and Gas Division as a New Field Discovery Examiner. Mr. Ross continued working for the RRC for 27 more years in various positions including Engineering Supervisor of the Underground Injection Control Section, District Engineer, Assistant District Director, and Director of Field Operations. As Director of Field Operations, Mr. Ross oversaw nine currently serves as the Chair of the Regulatory Practice Committees at both TXOGA (Texas Oil and Gas Association) and TIPRO (Texas Independent Producers and Royalty Association) district offices and 247 employees. Mr. Ross is an expert witness at Railroad Commission hearings, civil trials, legislative committee meetings, and legislative hearings on various issues related to oil and gas regulatory and technical matters. Mr. Ross has been a registered Professional Engineer (Petroleum) since 1988, and currently serves as the Chair of the TIPRO (Texas Independent Producers and Royalty Association) Regulatory Committee. Mr. Ross received his BS in Architectural Engineering and a BS in Petroleum Engineering both from the University of Texas at Austin.

James L. Williams began serving as a director in August 2022. General Williams served in the United States Marine Corps for over 35 years, most recently as a Major General, 4th Marine Division, where he commanded Marines at every level in combat operations and readiness until he retired from military service in 2010. During the Global War on Terrorism, General Williams held positions as Assistant Division Commander, 2nd Marine Division, in combat operations at Camp Blue Diamond, Al-Ramadi, Iraq and as Deputy Commanding General, 1st Marine Expeditionary Force in Fallujah, Iraq. General Williams also served on the Secretary of Defense’s Reserve Force Policy Board, and included in his military decorations are the Defense Meritorious Service Medal, Legion of Merit, Bronze Star Medal, Meritorious Service Medal, and the National Defense Medal, to name a few. General Williams currently serves as Managing Senior Partner of Lotus Tiger International, LLC. General Williams previously served as Chief Executive Officer and Chairman of Zenneck Power LLC. General Williams received a Bachelor of Science Degree from Slippery Rock University, PA and reported to Officer Candidate School, receiving his commission in 1976. His education includes Master’s Degrees from Georgetown University in Government and National Affairs and from Yale University in Hospital Management and Public Health. He has completed program studies at Harvard’s JFK School of Government in the National and International Studies Program. General Williams has completed the LOGTECH Program, Center of Excellence in Logistics and Technology, University of North Carolina, Kenan-Flagler Business School, Chapel Hill, North Carolina and a Master of Science in Strategic Studies, U.S. Army War College, Carlisle Barracks, Carlisle, Pennsylvania. General Williams has served on boards of directors and/or boards of advisors of for-profit companies, including Zenneck Power, LLC, Rewards.com/RewardToken.IO, PayForAll, LLC, Mobile Equity Corporation (d.b.a. Qruz), and DCG International. In the non-profit sector, General Williams served with the Board of International Learning of Texas Public Charter School District, the Tower Center at Southern Methodist University, Cybercrime Committee of the North Texas Crime Commission, the Tarleton State Criminal Justice Program, the Admiral Nimitz Foundation and National Museum of the Pacific War, the American Board of Physician Specialties and Disaster Medicine Committee, the Veterans Coalition of North Central Texas, the VA Medical Center of North Texas, the World Craniofacial Foundation, and the Bridge-Homeless Program. General Williams also spends time helping Veterans and surviving spouses fight for the benefits and services they so rightfully deserve.

Albert McLelland has served as a director since November 2020. Since 2002, Mr. McLelland has served as the Managing Director of AmPac Strategic Capital LLC, an advisory firm and investment holding company that creates value across the investment process from deal origination and execution to management, oversight and exit. Before founding AmPac, from 1998 until 2002, Mr. McLelland was the Director of the Chairman’s Asian Cross-Border Transactions Initiative for PricewaterhouseCoopers (“PwC”) Financial Advisory Services. As Director, Mr. McLelland assisted PwC’s largest clients to complete cross-border transactions in Asia. Between 1993 and 1998, Mr. McLelland founded and sold Pearl Delta Capital Corp. in Taiwan. From 1991 until 1993, Mr. McLelland was Senior Manager for Corporate Finance at CEF Taiwan Limited, a large Hong Kong based merchant bank. In 1990, Mr. McLelland assisted in the formation of Riddell*Tseng where he worked until 1993. Mr. McLelland started his career as an Associate in Public Finance at Shearson Lehman from 1987 until 1990. Mr. McLelland has served as an adjunct professor and guest lecturer at leading business schools in the US and China. He currently serves on the Advisory Board at the Institute for Excellence in Corporate Governance at the University of Texas (Dallas), where he is also the Chairman of the Steering Committee for the North Texas Private Equity Council. Mr. McLelland received his BA in Political Science and History from the University of South Florida, an MBA from the University of Chicago Booth School of Business and an MA in International Affairs from Columbia University. Mr. McLelland is National Association of Corporate Directors (NACD) Directorship Certified. In his public board capacity, he has also served as the Chairman of the Special Committee for the sale of China Fire & Security Group, Inc. (CFSG) to Bain Capital.

Robert Lee Thomas has served as a director since November 2020. Mr. Thomas was Vice President and Chief Information Officer at Kosmos Energy from 2015 until May 2020. In this role, Mr. Thomas had corporate information systems oversight, as well as geotechnical systems strategy responsibility. Prior to Kosmos, Mr. Thomas was a corporate officer and Chief Information Officer at EXCO Resources from 2008 until 2015. In addition to corporate information systems oversight, Prior to Kosmos, Mr. Thomas was a corporate officer and Chief Information Officer at EXCO Resources from 2008 until 2015. In addition to corporate information systems oversight, Mr. Thomas had responsibility for the geoscience personnel and technology. From 1994 until 2006, Mr. Thomas held a series of roles, from geotechnical systems leadership to international business management to Chief Information Officer at Burlington Resources Canada with Burlington Resources Oil and Gas. Following the acquisition of Burlington Resources by ConocoPhillips in 2006, Mr. Thomas co-led the integration of systems into ConocoPhillips, earning a President’s Award, and was Director of IT Strategy and Architecture at ConocoPhillips until 2008. From 1981 until 1994, Mr. Thomas held a series of roles from geophysical seismic acquisition and processing to exploration system development in the exploration technology groups with Sun Oil Company and the Oryx Energy spinoff. Mr. Thomas earned his BS in Economics and Finance from The University of Texas at Dallas. Mr. Thomas was elected and served on the City Council in Murphy, Texas, was a former member of the Advisory Board at the University of North Texas School of Information Technology Decision Sciences and has been an active member of the Society of Exploration Geophysicists for over 25 years. Mr. Thomas is National Association of Corporate Directors (NACD) Directorship Certified.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The class I directors consist of Messrs. Griffin, Stark and Williams. The class II directors consist of Messrs. Ramsey, McLelland and Thomas.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. McLelland, Mr. Thomas, Mr. Stark, and Gen. Williams are “independent directors” as defined in NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Messrs. McLelland, Thomas and Williams serve as members of our audit committee, and Mr. McLelland serves as its chairman. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members on the audit committee. The rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Messrs. McLelland, Thomas and Williams qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. McLelland qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

•

Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. However, all working capital promissory notes specifically state that the Sponsor has elected not to convert. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

The beneficial ownership of our shares of common stock is based on 4,299,276 shares of common stock issued and outstanding as of April 1, 2024.

	Common Stock
Name of Beneficial Owner (1)		Approximate
		Percentage of
	Number of Shares	Outstanding
	Beneficially Owned	Common Stock
Breeze Sponsor, LLC	2,475,000	57.6%
J. Douglas Ramsey, Ph.D. (2)	2,475,000	57.6%
Russell D. Griffin (3)	—	*
Charles C. Ross (3)	—	*
Albert McLelland	25,000	*
Bill Stark	25,000	*
Robert Lee Thomas	25,000	*
James L. Williams	—	*
All directors and executive officers as a group (7 individuals)	2,550,000	59.3%
Harraden Circle Investors, LP (4)	534,698	12.4%
Feis Equities LLC (5)	533,108	12.4%
I-Bankers Securities, Inc.	512,500	11.9%
Cowen Financial Products LLC (6)	250,000	5.8%
Meteora Capital, LLC (7)	245,159	5.7%
Karpus Management, Inc. (8)	133,460	3.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Breeze Holdings Acquisition Corp., 955 W. John Carpenter Fwy., Suite 100-929, Irving, TX 75039.

(2)

Represents shares of common stock owned by our sponsor, Breeze Sponsor, LLC. Dr. Ramsey is the manager of the Sponsor and has voting and dispositive control over all such shares. Dr. Ramsey disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein. Our Sponsor has agreed to transfer 15,000 shares of its common stock to each independent director upon the closing of an initial business combination by the Company, with such shares currently beneficially owned by Sponsor.

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

69

(6)

Based solely on the amendment to Schedule 13G filed with the SEC on February 2, 2024 by Cowen Financial Products LLC. The business address of the reporting persons is 599 Lexington Ave., New York, NY 10022.

(7)

Based solely on the amendment to Schedule 13G filed with the SEC on February 14, 2024 by Meteora Capital, LLC, (“Meteora Capital”) with respect to the common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and (ii) Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the common stock held by the Meteora Funds. The business address of reporting persons is 840 Park Drive East, Boca Raton, FL 33444.

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

The amended Trust Agreement, approved on September 13, 2022, authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one-month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, November 23, December 20, 2022, January 25, 2023 and February 23, 2023 Breeze executed the second, third, fourth fifth and sixth one-month extensions depositing $59,157 in the Trust Account for each monthly extension through March 26, 2023.

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

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 25, 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024 and March 26, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth and nineteenth one-month extensions through April 26, 2024.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. However, all working capital promissory notes specifically state that the Sponsor has elected not to convert. The warrants would be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

On February 23, 2024, our sponsor entered into an agreement with TV Ammo wherein it agreed, subject to certain conditions, to reimburse TV Ammo for up to $300,000 of the fees and expenses incurred by or on behalf of TV Ammo and its representatives from and after February 5, 2024 until Closing or the earlier termination of the A&R Merger Agreement in connection with the preparation, negotiation and execution of the A&R Merger Agreement or the consummation of the transactions contemplated thereby.

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

•

Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. However, all working capital promissory notes specifically state that the Sponsor has elected not to convert.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and December 31, 2022 totaled $295,919 and $284,442, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and December 31, 2022, respectively.

Tax Fees. We paid Marcum $19,055 and $8,755 for tax planning and tax advice for the years ended December 31, 2023 and December 31, 2022, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Exhibit No.	Description

2.1	Amended and Restated Merger Agreement and Plan of Reorganization, dated February 14, 2024, by and among Breeze Holdings Acquisition Corp, True Velocity, Inc., Breeze Merger Sub, Inc., BH Velocity Merger Sub, Inc., and TV Ammo, Inc. (filed as exhibit 2.1 to the form 8-K filed February 21, 2024).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 of the registrant’s Form S-1 (file no. 333-249677).
3.2	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated May 9, 2022 (filed as exhibit 3.1 to the Form 8-K filed May 9, 2022).
3.3	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated September 13, 2022 (filed as exhibit 3.1 to the Form 8-K filed September 15, 2022).
3.4	Bylaws (incorporated by reference to exhibit 3.4 of the registrant’s Form S-1 (file no. 333-249677).
4.1	Warrant Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.3	Description of Registrant’s Securities (filed as exhibit 4.3 to the Form 10-K filed March 31, 2021).
4.4	Amended and Restated Rights Agreement, dated as of January 26, 2022, between Breeze Holdings Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.1	Letter Agreement, dated November 23, 2020, by and among the Company, Breeze Sponsor, LLC and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.3	Registration Rights Agreement, dated November 23, 2020, by and among the Company and certain holders party thereto. (1)
10.4	Administrative Services Agreement, dated November 23, 2020, by and between the Company and Breeze Sponsor, LLC. (1)
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

10.7	Sponsor Support Agreement (filed as exhibit 10.1 to the Form 8-K filed November 1, 2022).
10.8	Form of Stockholder Support Agreement (filed as exhibit 10.2 to the Form 8-K filed November 1, 2022).
10.9	Form of Lock-Up Agreement (filed as exhibit 10.3 to the Form 8-K filed November 1, 2022).
10.10	Form of Amended and Restated Registration Rights Agreement (filed as exhibit 10.4 to the Form 8-K filed November 1, 2022).

Exhibit No.	Description

10.11	Amended and Restated Sponsor Support Agreement, dated February 14, 2024, by and among Breeze Holdings Acquisition Corp., True Velocity, Inc., TV Ammo, Inc. and the Breeze Initial Stockholders (filed as exhibit 10.1 to the form 8-K filed February 21, 2024).
10.12	Form of Amended and Restated Stockholder Support Agreement, by and among Breeze Holdings Acquisition Corp., True Velocity, Inc., TV Ammo, Inc. and certain TV Ammo Equity Holders (filed as exhibit 10.2 to the form 8-K filed February 21, 2024).
10.13	Form of Amended and Restated Lock-Up Agreement, by and among Breeze Holdings Acquisition Corp., True Velocity, Inc., TV Ammo, Inc., the Breeze Initial Stockholders and certain TV Ammo Equity Holders (filed as exhibit 10.3 to the form 8-K filed February 21, 2024).
10.14	Form of Second Amended and Restated Registration Rights Agreement, by and among Breeze Holdings Acquisition Corp., True Velocity, Inc., the Breeze Initial Stockholders and certain TV Ammo Equity Holders (filed as exhibit 10.4 to the form 8-K filed February 21, 2024).
14	Code of Ethics (incorporated by reference to exhibit 14 of the registrant’s Form S-1 (file no. 333-249677).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Breeze Holdings Acquisition Corp. Dodd-Frank Restatement Recoupment Policy.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 27, 2020.
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

April 1, 2024

BREEZE HOLDINGS ACQUISITION CORP.

/s/ J. Douglas Ramsey
Name: J. Douglas Ramsey
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Douglas Ramsey	Chairman, Chief Executive Officer and Chief	April 1, 2024
J. Douglas Ramsey	Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ Russell D. Griffin	President and Director	April 1, 2024
Russell D. Griffin

/s/ James L. Williams	Director	April 1, 2024
James L. Williams

/s/ Albert McLelland	Director	April 1, 2024
Albert McLelland

/s/ Bill Stark	Director	April 1, 2024
Bill Stark

/s/ Robert L. Thomas	Director	April 1, 2024
Robert L. Thomas

BREEZE HOLDINGS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Breeze Holdings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Breeze Holdings Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 26, 2024 or extend the business combination deadline by an additional two months through June 26, 2024. The Company entered into a Merger Agreement and Plan of Reorganization with a business combination target on October 31, 2022; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 26, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 26, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

April 1, 2024

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$4,228	$14,129
Due from Sponsor	18,672	18,073
Prepaid expenses	148,953	160,503
Prepaid franchise taxes	57,550	10,000
Prepaid income taxes	36,742	—
Total Current Assets	266,145	202,705
Cash held in Trust Account	12,977,528	17,730,969
Total Assets	$13,243,673	$17,933,674
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$206,639	$67,500
Income tax payable	—	2,089
Excise tax payable	56,270	—
Due to Sponsor	7,814,506	5,480,941
Total Current Liabilities	8,077,415	5,550,530
Warrant liabilities	2,200,250	1,184,750
Total Liabilities	10,277,665	6,735,280
Commitments
Common stock subject to possible redemption, 1,159,276 and 1,690,196 shares at redemption value as of December 31, 2023 and 2022, respectively	12,647,701	17,730,156
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares and 3,140,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 1,159,276 and 1,690,196 shares subject to possible redemption, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(9,682,008)	(6,532,077)
Total Stockholders’ Deficit	(9,681,693)	(6,531,762)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$13,243,673	$17,933,674

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2023	December 31, 2022
Operating and formation costs	$2,070,143	$2,323,153
Loss from operations	(2,070,143)	(2,323,153)
Other (expenses) income:
Interest income	554,701	813
Unrealized gain on marketable securities held in Trust Account	—	188,903
Change in fair value of warrant liabilities	(1,015,500)	5,923,750
Total other (expenses) income, net	(460,799)	6,113,466
(Loss) income before income taxes	(2,530,942)	3,790,313
Income tax expense	(18,169)	(2,089)
Net (loss) income	$(2,549,111)	$3,788,224
Basic and diluted weighted average shares outstanding	4,427,788	9,294,000
Basic and diluted net (loss) income per share of Common Stock	$(0.58)	$0.41

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
December 31, 2021	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,400,840)	(1,400,840)
Net income	—	—	—	3,788,224	3,788,224
December 31, 2022	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Accretion of Common Stock to redemption value	—	—	—	(544,550)	(544,550)
Excise taxes payable	—	—	—	(56,270)	(56,270)
Net loss	—	—	—	(2,549,111)	(2,549,111)
December 31, 2023	3,140,000	$315	$—	$(9,682,008)	$(9,681,693)

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,549,111)	$3,788,224
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and unrealized gain on marketable securities held in Trust Account	(554,701)	(189,716)
Change in fair value of warrant liabilities	1,015,500	(5,923,750)
Changes in operating assets and liabilities:
Prepaid expenses	10,951	(54,419)
Prepaid franchise taxes	(47,550)	—
Prepaid income taxes	(36,742)	—
Long-term liabilities	—	95,790
Accounts payable and accrued expenses	139,139	(530,947)
Franchise tax payable	—	(210,000)
Income tax payable	(2,089)	2,089
Net cash used in operating activities	(2,024,603)	(3,022,729)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(528,514)	(1,400,840)
Cash withdrawn from Trust Account to redeeming shareholders	5,627,005	101,545,684
Cash withdrawn from Trust Account to pay franchise and income taxes	209,650	231,246
Net cash provided by investing activities	5,308,141	100,376,090
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	1,811,900	2,800,209
Proceeds from promissory note – related party	521,666	1,400,840
Redemptions of common stock	(5,627,005)	(101,545,684)
Net cash used in financing activities	(3,293,439)	(97,344,635)
Net Change in Cash	(9,901)	8,726
Cash – Beginning of period	14,129	5,403
Cash – End of period	$4,228	$14,129
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$56,270	$—
Accretion of common stock subject to redemption value	$544,550	$1,400,840

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITON CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from June 11, 2020 (inception) through December 31, 2020, and the years ended December 31, 2023 and 2022, relate to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of December 31, 2023, cash of $4,228 was held outside of the Trust Account and was available for working capital purposes.

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

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 25, 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024 and March 26, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth and nineteenth one-month extensions through April 26, 2024.

If the executes all nine (9) extensions, it will have until June 26, 2024 (unless the Company’s shareholders approve a proposal to amend the A&R COI to permit an extension of up to six additional one-month periods) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.35 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. In order to protect usthe amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trt Account to below (1) $10.35 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On October 31, 2022, Breeze entered into the Original Merger Agreement, by and among Breeze, Company Merger Sub, and TV Ammo. On February 14, 2024, Breeze entered into an Amended and Restated Merger Agreement and Plan of Reorganization (the “A&R Merger Agreement”), by and among Breeze, True Velocity, Parent Merger Sub, Company Merger Sub, and TV Ammo, which amended and restated the Original Merger Agreement in its entirety.

The A&R Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze, True Velocity Parent Merger Sub, Company Merger Sub, and TV Ammo.

Pursuant to and in accordance with the terms set forth in the A&R Merger Agreement, (a) Parent Merger Sub will merge with and into Breeze, with Breeze continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Breeze will become a wholly owned subsidiary of True Velocity, and (ii) each issued and outstanding security of Breeze immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Breeze Common Stock that have been redeemed or are owned by Breeze or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of True Velocity (other than the Breeze Rights, which shall be automatically converted into shares of True Velocity), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into TV Ammo, with TV Ammo continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) TV Ammo will become a wholly owned subsidiary of True Velocity, and (ii) each issued and outstanding security of TV Ammo immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of True Velocity. The Mergers and the other transactions contemplated by the A&R Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the second quarter of 2024, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

The aggregate consideration to be received by the TV Ammo equity holders is based on a pre-transaction equity value of $1,185,234,565, the market capitalization of Breeze based on a closing price of $11.21 on February 6, 2024, which results in a combined company equity value of $1,233,429,449. In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of issued and outstanding TV Ammo common stock, par value $0.01 (“TV Ammo Common Stock”), shall be cancelled and converted into a number of shares of True Velocity common stock, par value $0.0001 (“True Velocity Common Stock”), equal to the Exchange Ratio described below, (b) each option to purchase shares of TV Ammo Common Stock (each, a “TV Ammo Option”) shall be assumed and converted into an option to purchase a number of shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo Option, multiplied by the Exchange Ratio, at an exercise price per share equal to the exercise price per share in effect immediately before the Effective Time, divided by the Exchange Ratio, (c) each restricted stock unit in respect of shares of TV Ammo Common Stock (each, a “TV Ammo RSU”) shall be assumed and converted into a restricted stock unit in respect of a number of shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo RSU, multiplied by the Exchange Ratio, and (d) each warrant to purchase a number of shares of TV Ammo Common Stock (each, a “TV Ammo Warrant”) shall be converted into a warrant to purchase shares of True Velocity Common Stock equal to the number of shares of TV Ammo Common Stock subject to such TV Ammo Warrant, multiplied by the Exchange Ratio, at an exercise price per share equal to the exercise price per share in effect immediately before the Effective Time, divided by the Exchange Ratio. The Exchange Ratio will be equal to (i) the sum of (A) $1,185,234,565, plus (B) any amounts raised by TV Ammo after the date of the A&R Merger Agreement and prior to the Closing in permitted financing transactions in excess of $50,000,000, plus (C) the aggregate dollar amount payable to TV Ammo upon the conversion of all outstanding TV Ammo convertible notes and the exercise of all vested in-the-money TV Ammo Warrants and vested in-the-money TV Ammo Options, divided by (ii) the number of fully-diluted shares of TV Ammo Common Stock outstanding as of the Closing, further divided by (iii) an assumed value of True Velocity Common Stock of $10.00 per share.

A pro rata portion of the shares of True Velocity Common Stock received in exchange for the shares of TV Ammo Common Stock are subject to forfeiture if certain future stock-price based milestones are not achieved as described below (the “Earnout Shares”). The number of Earnout Shares will be equal to the product of (a) 15% and (b) the amount by which 118,523,456 exceeds the number of shares of True Velocity Common Stock issuable upon the exercise or conversion of securities issued by TV Ammo in permitted financing transactions prior to the Closing. The Earnout Shares will be issued at the Closing and subject to forfeiture. One-half of the Earnout Shares shall become fully vested and no longer subject to forfeiture if, during the three-year period beginning at the Closing (the “Milestone Event Period”), the True Velocity Common Stock achieves a daily volume weighted average closing sale price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). The other half of the Earnout Shares will become fully vested and no longer subject to forfeiture if, during the Milestone Event Period, the True Velocity Common Stock achieves a daily volume weighted average closing sale price of at least $15.00 per share for a similar number of days (“Milestone Event II”). The 30 consecutive trading day periods used to satisfy Milestone Event I and Milestone Event II may not overlap; if both Milestone Event I and Milestone Event II would be satisfied using the same 30 consecutive trading day period, Milestone Event II will be deemed satisfied and the threshold closing sale price to achieve Milestone Event I shall be increased to $13.50. Any Earnout Shares that remain unvested at the end of the Milestone Event Period will be forfeited. All of the Earnout Shares will become fully vested and no longer subject to forfeiture upon the occurrence of a transaction or series of transactions occurring after the Closing (a) following which a person or “group” (within the meaning of Section 13(d) of the Exchange Act) of persons (other than True Velocity, TV Ammo or any of their respective subsidiaries), has direct or indirect beneficial ownership of securities (or rights convertible or exchangeable into securities) representing fifty percent (50%) or more of the voting power of True Velocity or the right to elect a majority of the True Velocity board of directors or similar governing body of True Velocity, (b) constituting a sale, merger, business combination, consolidation, liquidation, exchange offer or other similar transaction, however effected, following which the voting securities of True Velocity immediately prior to such transaction do not continue to represent or are not converted into at least (50%) of the combined voting power of the then outstanding voting securities of the person resulting from such transaction or, if the surviving company is a subsidiary, the ultimate parent thereof, or (c) constituting a sale, lease, license or other disposition of fifty percent (50%) or more of the assets of True Velocity and its subsidiaries taken as a whole (any of the foregoing, a “Subsequent Transaction”).

The parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, True Velocity’s board of directors shall consist of seven directors, consisting of two Breeze designees (at least one of whom shall be an “independent director”), four TV Ammo designees (at least three of whom shall be “independent directors”) and the chief executive officer of True Velocity. True Velocity’s executive management team will be led by the current management of TV Ammo. To qualify as an “independent director” under the A&R Merger Agreement, a designee shall both (a) qualify as “independent” under the rules of the Nasdaq Stock Market and (b) not have had any business relationship with either Breeze or TV Ammo or any of their respective subsidiaries, including as an officer or director thereof, other than for a period of less than six months prior to the date of the Merger Agreement.

The A&R Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (a) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (b) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), (c) prohibitions on the parties soliciting alternative transactions, (d) True Velocity preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”), and (e) Breeze taking certain other actions to obtain the requisite approval of Breeze’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (f) the protection of, and access to, confidential information of the parties. On February 14, 2024, True Velocity filed a registration statement/proxy on Form S-4 with the SEC, which included a preliminary proxy statement of Breeze.

The parties to the A&R Merger Agreement agreed to use their reasonable best efforts to enter into an at-the-market facility (“At-the-Market Facility”) prior to the Closing on terms and conditions reasonably satisfactory to Breeze and TV Ammo.

The obligations of Breeze, True Velocity, Parent Merger Sub and Company Merger Sub (the “Breeze Parties”) and TV Ammo to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Breeze’s stockholders, (ii) the approval of TV Ammo’s stockholders, and (iii) True Velocity’s Form S-4 registration statement becoming effective.

In addition, the obligations of the Breeze Parties to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of TV Ammo being true and correct to the standards applicable to such representations and warranties and each of the covenants of TV Ammo having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination, and (iii) no Material Adverse Effect having occurred.

The obligation of TV Ammo to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of the Breeze Parties being true and correct to the standards applicable to such representations and warranties and each of the covenants of the Breeze Parties having been performed or complied with in all material respects, (ii) the shares of True Velocity Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market, and (iii) Breeze having cash on hand at the Closing (inclusive of proceeds from certain permitted financings) (“Breeze Cash on Hand”) of at least $30,000,000 (the “Minimum Cash Amount”) (after deducting any amounts paid to Breeze stockholders that exercise their redemption rights in connection with the Business Combination and net of certain transaction expenses incurred or subject to reimbursement by the Sponsor). If, after the Breeze stockholder meeting to approve the Business Combination is held, Breeze Cash on Hand is less than the Minimum Cash Amount, then Breeze may, in accordance with the terms of the A&R Merger Agreement, sell additional shares of Breeze Common Stock to investors for not less than $10.00 per share (“Additional Financings”) up to the amount that would cause Breeze Cash on Hand to be at least equal to the Minimum Cash Amount.

The A&R Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Breeze and TV Ammo, (ii) by Breeze, on the one hand, or TV Ammo, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the A&R Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Breeze or TV Ammo if the Business Combination is not consummated by March 15, 2024 (which date may be extended by mutual agreement of the parties to the A&R Merger Agreement), (iv) by either Breeze or TV Ammo if a meeting of Breeze’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Breeze if the TV Ammo stockholders do not approve the A&R Merger Agreement.

Under certain circumstances as described further in the A&R Merger Agreement, if the A&R Merger Agreement is validly terminated by Breeze, TV Ammo will pay Breeze a fee equal to the actual documented expenses incurred by Breeze in connection with the Business Combination of up to $1,000,000.

The A&R Merger Agreement contemplates that TV Ammo (a) may enter into agreements to raise capital in one or more private placement transactions prior to the Closing for aggregate gross proceeds of up to $100,000,000 or (b) consummate an initial sale of any shares of capital stock of TV Ammo in an underwritten public offering registered under the Securities Act or any direct listing of any shares of capital stock of TV ammo on a securities exchange or securities market (“Permitted Financings”).

Concurrently with the execution of the A&R Merger Agreement, Breeze, True Velocity, TV Ammo and the Parent Initial Stockholders entered into an Amended and Restated Sponsor Support Agreement (the “A&R Sponsor Support Agreement”), pursuant to which, among other things, the Breeze Initial Stockholders: (a) agreed to vote all of their shares of Breeze Common Stock in favor of the Parent Proposals, including the adoption of the A&R Merger Agreement and the approval of the Transactions; (b) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of the Breeze Parties’ representations, warranties, covenants, agreements or obligations under the A&R Merger Agreement or (ii) any of the mutual or TV Ammo conditions to the Closing in the A&R Merger Agreement not being satisfied; (c) (i) waived, subject to and conditioned upon the Closing and to the fullest extent permitted by applicable law and the Breeze organizational documents, and (ii) agreed not to assert or perfect, any rights to adjustment or other anti-dilution protections to which such Breeze Initial Stockholder may be entitled in connection with the Mergers or the other Transactions; (d) agreed to take, or cause to be taken, all actions and to do, or cause to be done, all things reasonably necessary under applicable laws to consummate the Mergers and the other Transactions on the terms and subject to the conditions set forth in the A&R Merger Agreement prior to any valid termination of the A&R Merger Agreement; (e) agreed not to transfer or pledge any of their shares of Breeze Common Stock, or enter into any arrangement with respect thereto, after the execution of the A&R Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions; and (f) waived their rights to redeem any of their shares of Breeze Common Stock in connection with the approval of the Parent Proposals.

Additionally, the Sponsor has agreed to: (a) forfeit for no consideration up to 20% of the aggregate shares of Breeze Common Stock held by it if Breeze reasonably determines that the issuance of additional shares of Breeze Common Stock to investors or Redeeming Stockholders (at a price per share not to be less than $10.00) would be reasonably required (i) to cause Breeze Cash on Hand to be at least equal to the Minimum Cash Amount or (ii) to secure any Additional Financing; (b) forfeit for no consideration up to 20% of the aggregate shares of True Velocity Common Stock held by it if, on the six month anniversary of the Closing, the sum of (i) Breeze Cash on Hand plus (ii) the funds requested or received under the At-the-Market Facility (or other similar equity or hybrid equity-based instrument or facility) at or prior to such date is less than $50,000,000; and (c) assume and pay all Legacy Parent Transaction Expenses in full and indemnify Breeze, True Velocity, TV Ammo and their respective subsidiaries from any and all liabilities related thereto, and to not sell or transfer any of its shares of True Velocity Common Stock or distribute any of its assets unless and until such time as it has assumed and paid in full all Legacy Parent Transaction Expenses.

The foregoing description of the A&R Sponsor Support Agreement is subject to and qualified in its entirety by reference to the full text of the A&R Sponsor Support Agreement, a copy of which is included as Exhibit 10.1 in our Current Report filed with the SEC on Form 8-K on February 21, 2024, and the terms of which are incorporated herein by reference.

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

In accordance with the A&R Merger Agreement, within thirty (30) days following the execution of the A&R Merger Agreement, Breeze, True Velocity, TV Ammo, and certain stockholders of TV Ammo representing the requisite votes necessary to approve the Merger Agreement (the “TV Ammo Equity Holders”) are expected to amend and restate the Stockholder Support Agreement previously entered into between Breeze, TV Ammo and such TV Ammo Equity Holders. Pursuant to such amended and restated Stockholder Support Agreement (the “A&R Stockholder Support Agreement”), the TV Ammo Equity Holders will: (a) agree to vote in favor of the adoption of the A&R Merger Agreement and approve the Mergers and the other Transactions to which TV Ammo is a party; (b) agree to approve, in accordance with the terms and subject to the conditions of the TV Ammo organizational documents, the TV Ammo Preferred Conversion to take effect immediately prior to the Closing; (c) agree to waive any appraisal or similar rights they may have pursuant to Texas law with respect to the Mergers and the other Transactions; (d) agree to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of TV Ammo’s representations, warranties, covenants, agreements or obligations under the A&R Merger Agreement or (ii) any of the mutual or the Breeze Parties’ conditions to the Closing in the A&R Merger Agreement not being satisfied; and (e) agree not to sell, assign, transfer or pledge any of their shares of TV Ammo Common Stock or TV Ammo Preferred Stock (or enter into any arrangement with respect thereto) after the execution of the A&R Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions.

In accordance with the A&R Merger Agreement, within thirty (30) days after the execution of the A&R Merger Agreement, Breeze, True Velocity, TV Ammo, the Breeze Initial Stockholders and certain TV Ammo Equity Holders are expected to amend and restate that certain Lock-Up Agreement previously entered into between Breeze, TV Ammo, the Breeze Initial Stockholders and certain TV Ammo Equity Holders. Pursuant to such amended and restated Lock-Up Agreement (the “A&R Lock-Up Agreement”), the Breeze Initial Stockholders and such TV Ammo Equity Holders will agree, among other things, to refrain from selling or transferring their shares of True Velocity Common Stock for a period of eight months following the Closing, subject to early release (a) of 10% of their shares of True Velocity Common Stock if the daily volume weighted average closing sale price of True Velocity Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period beginning on the four-month anniversary of the Closing exceeds $12.50 per share, (b) of an additional 10% of their shares of True Velocity Common Stock if the daily volume weighted average closing sale price of True Velocity Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period beginning on the four-month anniversary of the Closing exceeds $15.00 per share; (c) of all of their shares of True Velocity Common Stock upon the occurrence of a Subsequent Transaction; and (d) upon the determination of the True Velocity board of directors (including a majority of the independent directors) following the six month anniversary of the Closing Date.

In accordance with the A&R Merger Agreement, within thirty (30) days after the execution of the A&R Merger Agreement, Breeze, the Breeze Initial Stockholders, True Velocity, and certain TV Ammo Equity Holders are expected to further amend and restate that certain Amended and Restated Registration Rights Agreement entered into among Breeze, the Breeze Initial Stockholders, and certain TV Ammo Equity Holders. Pursuant to such further amended and restated Registration Rights Agreement (the “Second A&R Registration Rights Agreement”), True Velocity will, among other things, be obligated to file a registration statement to register the resale of certain securities of True Velocity held by the Breeze Initial Stockholders and such TV Ammo Equity Holders. The Second A&R Registration Rights Agreement also provides the Breeze Initial Stockholders and such TV Ammo Equity Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The foregoing description of the A&R Stockholder Support Agreement, the A&R Lock-Up Agreement and the Second A&R Registration Rights Agreement are subject to and qualified in its entirety by reference to the full text of the forms of A&R Stockholder Support Agreement, A&R Lock-Up Agreement and Second A&R Registration Rights Agreement, respectively, copies of which were attached as Exhibits 10.2, 10.3 and 10.4 in our Current Report filed with the SEC on Form 8-K on February 21, 2024, and the terms of which are incorporated herein by reference.

Going concern

As of December 31, 2023, the Company had $4,228 in cash held outside of the Trust Account and a working capital deficit of $7,849,292 (excluding prepaid franchise tax, prepaid income tax and excise tax payable).

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

On November 27, 2023, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on December 6, 2023 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company requested a hearing before the Panel to request additional time to complete its business combination. The hearing request resulted in a stay of any suspension or delisting action pending the hearing which was held on February 27, 2024. On March 15, 2024, the Company received the Panel’s determination granting the Company an exception until May 28, 2024 to complete its initial business combination. In the event the Business Combination is not closed by May 28, 2024, the Company's common stock, rights and warrants will trade over-the-counter until such time as the Business Combination is completed.

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

The transaction has been unanimously approved by the boards of directors of both True Velocity and Breeze Holdings. It is expected to close in the second quarter of 2024, subject to regulatory and stockholder approvals, and other customary closing conditions. In the event the Business Combination is not completed by April 26, 2024, the Sponsor will be required to make additional monthly extension payments into the Company's Trust Account until such time as the Business Combination is completed. If the Business Combination is not completed by June 26, 2024, the Company will seek shareholder approval to extend the date by which the Business Combination must be completed. Any extension approved the Company's shareholders may require Sponsor to deposit additional funds into the Company's Trust Account.

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

On March 29, 2023, the Company redeemed 509,712 shares of its common stock subject to redemption at $10.56 per share for $5.4 million. On September 26, 2023, the Company redeemed 21,208 shares of its common stock subject to redemption at $10.77 per share for approximately $231,000. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of December 31, 2023, the Company recorded $56,270 of excise tax liability calculated as 1% of shares redeemed on March 29, 2023 and September 26, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary, Merger Sub, after elimination of all intercompany transactions and balances as of December 31, 2023 and December 31, 2022.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and December 31, 2022.

Cash held in Trust Account

At December 31, 2023 all of the assets held in the Trust Account were held as cash in an interest-bearing bank demand deposit account. At December 31, 2022, all of the assets held in the Trust Account were held as cash in a non-interest bearing bank account.

Common stock subject to possible redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Therefore, all of the shares of common stock sold as part of the Units in the Initial Public offering have been classified outside of permanent equity.

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

On September 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2024 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.77 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 21,208 shares of the Company’s common stock were redeemed. The 1,159,276 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at December 31, 2023.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit.

As of December 31, 2023, the common stock reflected in the consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2022	$17,730,156
Plus:
Accretion of Common stock to redemption value	173,001
Less:
Common stock redeemed March 22, 2023	(5,395,929)
Common stock subject to possible redemption – March 31, 2023	12,507,228
Plus:
Accretion of Common stock to redemption value	123,951
Common stock subject to possible redemption – June 30, 2023	12,631,179
Plus:
Accretion of Common stock to redemption value	125,875
Less:
Common stock redeemed September 13, 2023	(231,076)
Common stock subject to possible redemption – September 30, 2023	12,525,978
Plus:
Accretion of Common stock to redemption value	121,723
Common stock subject to possible redemption – December 31, 2023	$12,647,701

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the consolidated balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date thereafter in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the consolidated statement of operations in the period of change.

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (loss) income per share

Net (loss) income per share of common stock is computed by dividing net (loss)income by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net (loss) income per share of common stock. As a result, the calculated net (loss) income per share is the same for redeemable and non-redeemable shares of common stock. At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Twelve Months Ended December 31, 2023	For the Twelve Months Ended December 31, 2022
Numerator:
Net (loss) income	$(2,549,111)	$3,788,224
Denominator:
Weighted average shares of Common Stock	4,427,788	9,294,000
Basic and diluted net (loss) income per share of Common Stock	$(0.58)	$0.41

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The new standard is effective for the Company on January 1, 2023, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company adopted ASU 2020-06 as of January 1, 2023. There was no effect from such adoption to the financial statements,

On July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The final rules became effective 30 days following publication of the adopting release in the Federal Register. The Form 10-K and Form 20-F disclosures will be due beginning with annual reports for fiscal years ending on or after December 15, 2023. The Company developed its processes and procedures needed for assessing, identifying, and managing material risks from cybersecurity threats, as well as the material effects or reasonably likely material effects of risks from cybersecurity threats and previous cybersecurity incidents. This includes describing the board of directors’ oversight of risks from cybersecurity threats and management’s role and expertise in assessing and managing material risks from cybersecurity threats.

On December 14, 2023, the Financial Accounting Standards Board (FASB or Board) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

 Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the years ended December 31, 2023 and 2022 the Company incurred $60,000, and $60,000, respectively, in fees for these services, of which such amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. However, all working capital promissory notes specifically state that the Sponsor has elected not to convert. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. As of December 31, 2023, the amount outstanding under this Promissory Note was $4,612,109 for direct working capital, and $723,825 for monthly SPAC extension funds for the month of September 2022 through December 2023 for a total of $5,335,934 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024. The Company additionally owes Sponsor $178,572 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of December 31, 2023 is $7,814,506.

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline. On September 13, 2022, the Company held its annual stockholders’ meeting and approved the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023). For each one-month extension on September 26, October 26, November 26, December 26, 2022, January 25, 2023 and February 23, 2023 $59,157 ($0.035 per share) per extension, up to an aggregate of $354,942, or approximately $0.21 per share. The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023). For each one-month extension through September 26, 2023,  the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on March 30, 2023, April 25, 2023, May 25, 2023, June 26, 2023, August 2, 2023 and August 28, 2023.The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company will deposit $40,575 ($0.035 per share) into the Trust Account. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 24, 2023, November 26, 2023, December 27, 2023, January 26, 2024,  February 27, 2024 and March 26, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth and nineteenth one-month extensions through April 26, 2024. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it will repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

Representative and Consultant Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. In August 2021, the Company issued to the Consultant such Consultant Shares. The Company accounted for the Representative Shares and Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants were expensed immediately in the statement of operations, while offering costs allocated to the redeemable Public Shares were deferred and subsequently charged to temporary stockholders’ equity following the completion of the Initial Public Offering.

In 2020, the Company estimated and recorded the fair value of the Representative Shares and Consultant Shares to be $1,322,350 based upon the price of the common stock issued ($4.99 per share) to the Representative and Consultant. The holders of the Representative Shares and Consultant Shares have agreed not to transfer, assign or sell any such shares until the later of (i) 30 days after the completion of a Business Combination and 180 days pursuant to FINRA Conduct Rule 5110(e)(1) following the effective date of the Registration Statement to anyone other than (i) the Representative or an underwriter or selected dealer in connection with the Offering, or (ii) a bona fide officer or partner of the Representative or of any such underwriter or selected dealer. Additionally, pursuant to FINRA Conduct Rule 5110(e), the Representative Shares and Consultant Shares will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement.

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

Business Combination Marketing Agreement

The Company has engaged I-Bankers Securities, Inc. on November 23, 2020, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers Securities, Inc. a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.75% of the gross proceeds of Initial Public Offering, or $3,162,500.

Merger Proxy/Business Combination Rate Agreement

On December 2, 2022, the Company signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with TV Ammo. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

Proxy Solicitation Services Agreement

On January 31, 2022, the Company signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc., for proxy solicitation services associated with the business combination with TV Ammo. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of the Company upon completion of the proxy solicitation services.

Public Relations Agreement

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc., for public relations services for the business combination with TV Ammo. The agreement includes an obligation to pay a Transaction Success Fee of $20,000 upon the successful completion of the business combination with TV Ammo.

Note 7 — Warrants

As of December 31, 2023 and 2022, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the acceptance by the holders of the Company’s common stock of a tender, exchange or redemption offer. Upon such a qualifying tender cash offer (an event which could be outside the control of the Company), all Warrant holders would be entitled to cash.  This factor precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Modified Black Scholes Model to estimate the fair values of the warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Modified Black Scholes Model.

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

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Modified Black Scholes model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $1,015,500 and a gain $5,923,750 within change in fair value of warrant liabilities in the consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 3,140,000 shares of common stock issued and outstanding, respectively, excluding 1,159,276 and 1,690,196 shares of common stock subject to possible redemption.

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

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$71,824	$23,712
Capitalized start-up costs	777,461	598,616
Total deferred tax assets	849,285	622,328
Valuation allowance	(849,285)	(622,328)
Deferred tax assets, net of valuation allowance	$—	$—

The income tax provisions for the year ended December 31, 2023 and 2022 consists of the following:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Federal
Current	$18,169	$2,089
Deferred	(226,958)	(284,667)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	226,958	284,667
Income tax provision	$18,169	$2,089

As of December 31, 2023, and December 31, 2022, the Company had available a U.S. federal operating loss carry forward of approximately $342,018 and $112,925, respectively, that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2023 and 2022, the valuation allowance was $849,285 and $622,328, respectively.

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	2023	2022
Statutory U.S. Federal income tax rate	21.00%	21.00%
Change in fair market value of warrant liabilities	(8.43)%	(32.82)%
Previous tax year adjustment	4.19%	1.91%
Non-deductible transaction costs	(8.26)%	2.46%
Change in valuation allowance	(8.97)%	7.51%
Other	(0.25)%	—%
Income tax provision	(0.72)%	0.06%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value of warrants, non-deductible transaction costs and the change in the valuation allowance on deferred tax assets. The Company files income tax returns in the U.S. federal and Texas jurisdictions, both of which remain open and subject to examination.

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability – Public Warrants	$1,495,000	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$705,250

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

The Company utilized a back-solve lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2023 and 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted price of the Public Warrants was $0.13 and $0.07 per warrant as of December 31, 2023 and 2022, respectively.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the consolidated statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. The average and 1st and 3rd quartiles of the implied probability of completion then formulates the basis for the probability utilized for the Company in the models. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. No transfers took place in either 2023 or 2022.

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of December 31, 2023	As of December 31, 2022
Stock price	$11.03	$10.43
Strike price	$11.50	$11.50
Probability of completing a Business Combination	6.50%	25.2%
Dividend yield	—	—
Term (in years)	5.25	5.32
Volatility	11.30%	0.5%
Risk-free rate	3.84%	3.99%
Fair value of warrants	$0.13	$0.07

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$379,750	$805,000	$1,184,750
Change in valuation inputs or other assumptions	325,500	690,000	1,015,500
Fair value as of December 31, 2023	$705,250	$1,495,000	$2,200,250

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not, except as described in these consolidated financial statements and below, identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 14, 2024 Breeze filed an S-4 with the SEC regarding a merger with TV Ammo, Inc., an advanced technology manufacturing and licensing company focused on revolutionizing the global ammunition and weapons industry through the introduction of its composite-cased ammunition, innovative weapons systems and advanced manufacturing technology TV Ammo, which included a preliminary proxy statement and a prospectus in connection with an Amended and Restated Merger Agreement and Plan of Reorganization, dated as of February 14, 2024 (the “A&R Merger Agreement”). Upon closing of the business combination between Breeze Holdings and TV Ammo contemplated by the A&R Merger Agreement (the “Business Combination”), True Velocity, Inc., a newly-formed holding company True Velocity, will own both Breeze Holdings and TV Ammo and is expected to be listed on the Nasdaq.

Pursuant to and in accordance with the terms of the A&R Merger Agreement, a wholly-owned subsidiary of True Velocity, Breeze Merger Sub, Inc. (“Breeze Merger Sub”), will merge with and into Breeze Holdings and, immediately following the consummation of such merger, a second wholly-owned subsidiary of True Velocity will merge with and into TV Ammo, with both Breeze Holdings and TV Ammo surviving such mergers and becoming wholly-owned subsidiaries of True Velocity, and True Velocity will seek to become a publicly traded entity listed on Nasdaq. In connection with the formation of Breeze Merger Sub on February 13, 2024, True Velocity acquired 1,000 shares of common stock of Breeze Merger Sub for $1.00.

In connection with the Business Combination, (i) the outstanding securities of TV Ammo will be converted into substantially equivalent securities of True Velocity, and (ii) the outstanding securities of Breeze Holdings will be converted into substantially equivalent securities of True Velocity.

The description of the Business Combination provided here is only a summary and should be considered as qualified in its entirety by the A&R Merger Agreement. The A&R Merger Agreement amended and restated the Merger Agreement and Plan of Reorganization previously entered into by Breeze Holdings and TV Ammo on October 31, 2022, which was disclosed in Breeze Holdings’ Current Report on Form 8-K filed with the SEC on November 1, 2022, to, among other things, change the legal structure of the business combination and to extend the term of the agreement. Breeze Holdings will file a Current Report on Form 8-K with the SEC disclosing the material terms of the A&R Merger Agreement.

The transaction has been unanimously approved by the boards of directors of both True Velocity and Breeze Holdings. It is expected to close in the second quarter of 2024, subject to regulatory and stockholder approvals, and other customary closing conditions. Additional information may be found in the Registration Statement.

Upon completion of the transaction, True Velocity will be led by Kevin Boscamp, Founder, Chairman and CEO; Chris Tedford, COO; and Craig Etchegoyen, President and Chief IP Officer. The Company’s approximate 110 employees have more than 200 years of combined military service and are experts in manufacturing, technology, engineering, and quality control.

