Form 10-K/A
period 2023-12-31
Breeze Holdings Acquisition Corp.
filed 2024-04-25
CIK 1817640

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

EXPLANATORY NOTE

Breeze Holdings Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amended 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Original 10-K”). The sole purpose of this Amended 10-K is to include management’s annual report on internal control over financial reporting which was inadvertently omitted and to correct an erroneous reference relating to changes in the Company’s internal controls over financial reporting.

The following items are amended in this Amendment:(i) Part II, Item 9A. Controls and Procedures; and (ii) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, and 32.1.

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

Following the payment for redemptions on September 22, 2022, resulting from the Company’s annual stockholders’ meeting held on September 13, 2022, approximately $17.5 million remained on deposit in our Trust Account.

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

Following the payment for redemptions on March 29, 2023, resulting from the Company’s annual stockholders’ meeting held on March 22, 2023, approximately $12.5 million remained on deposit in our Trust Account.

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

Following the payment for redemptions on September 25, 2023, resulting from the Company’s stockholders’ meeting held on September 22, 2023, approximately $12.5 million remained on deposit in our Trust Account.

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

During the year ended December 31, 2023, the Company determined that it failed to accurately prepare its income tax provision for the year ended December 31, 2023. The control deficiencies related to the preparation, reviews and accounting of the Company’s income tax provision and related expense represents a material weakness related to financial reporting.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Breeze currently does not have significant operations. The Company is focused on effecting an initial business combination with one or more businesses. Upon completion of the pending Business Combination with TV Ammo, Breeze will face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Breeze acknowledges that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. No prior cybersecurity incidents have been identified by the Company. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against Company IT assets and data, and to prevent their occurrence and recurrence where practicable, however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, the Company plans to implement initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023, because of the identified material weakness in our internal control over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer, who serves as the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision, and with the participation of, our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weakness discussed below.

We identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness primarily related to the preparation and presentation of our 2023 income tax provision and accounting for income tax expense. Management concluded that a deficiency in internal control over financial reporting existed relating to the recognition of transaction costs related to income taxes which constituted a material weakness as defined in the SEC regulations. The material weakness resulted in an increase in the net operating loss carryforward balance, and also impacted our income tax expense and related balance sheet accounts.

In light of this material weakness, we have implemented a remediation plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the transaction costs standards that apply to our financial statements. Our remediation plan includes providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding income tax applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as set forth above, during   the most recently completed fiscal year, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2024

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

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
December 31, 2021	3,140,000	$315	$—	$(8,919,461)	$(8,919,146)
Accretion of Common Stock to redemption value	—	—	—	(1,400,840)	(1,400,840)
Net income	—	—	—	3,788,224	3,788,224
December 31, 2022	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Accretion of Common Stock to redemption value	—	—	—	(544,550)	(544,550)
Excise taxes payable	—	—	—	(56,270)	(56,270)
Net loss	—	—	—	(2,549,111)	(2,549,111)
December 31, 2023	3,140,000	$315	$—	$(9,682,008)	$(9,681,693)

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,549,111)	$3,788,224
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and unrealized gain on marketable securities held in Trust Account	(554,701)	(189,716)
Change in fair value of warrant liabilities	1,015,500	(5,923,750)
Changes in operating assets and liabilities:
Prepaid expenses	10,951	(54,419)
Prepaid franchise taxes	(47,550)	—
Prepaid income taxes	(36,742)	—
Long-term liabilities	—	95,790
Accounts payable and accrued expenses	139,139	(530,947)
Franchise tax payable	—	(210,000)
Income tax payable	(2,089)	2,089
Net cash used in operating activities	(2,024,603)	(3,022,729)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(528,514)	(1,400,840)
Cash withdrawn from Trust Account to redeeming shareholders	5,627,005	101,545,684
Cash withdrawn from Trust Account to pay franchise and income taxes	209,650	231,246
Net cash provided by investing activities	5,308,141	100,376,090
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	1,811,900	2,800,209
Proceeds from promissory note – related party	521,666	1,400,840
Redemptions of common stock	(5,627,005)	(101,545,684)
Net cash used in financing activities	(3,293,439)	(97,344,635)
Net Change in Cash	(9,901)	8,726
Cash – Beginning of period	14,129	5,403
Cash – End of period	$4,228	$14,129
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$56,270	$—
Accretion of common stock subject to redemption value	$544,550	$1,400,840

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

On November 27, 2023, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on December 6, 2023 due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company requested a hearing before the Panel to request additional time to complete its business combination. The hearing request resulted in a stay of any suspension or delisting action pending the hearing which was held on February 27, 2024. On March 15, 2024, the Company received the Panel’s determination granting the Company an exception until May 28, 2024 to complete its initial business combination. In the event the Business Combination is not closed by May 28, 2024, the Company’s common stock, rights and warrants will trade over-the-counter until such time as the Business Combination is completed.

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

The transaction has been unanimously approved by the boards of directors of both True Velocity and Breeze Holdings. It is expected to close in the second quarter of 2024, subject to regulatory and stockholder approvals, and other customary closing conditions. In the event the Business Combination is not completed by April 26, 2024, the Sponsor will be required to make additional monthly extension payments into the Company’s Trust Account until such time as the Business Combination is completed. If the Business Combination is not completed by June 26, 2024, the Company will seek shareholder approval to extend the date by which the Business Combination must be completed. Any extension approved the Company’s shareholders may require Sponsor to deposit additional funds into the Company’s Trust Account.

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