Form 10-Q
period 2024-03-31
Breeze Holdings Acquisition Corp.
filed 2024-05-20
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024 there were 4,299,276 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

1

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$4,487	$4,228
Due from Sponsor	18,672	18,672
Prepaid expenses	158,602	148,953
Prepaid franchise taxes	25,537	57,550
Prepaid income taxes	30,911	36,742
Total Current Assets	238,209	266,145
Cash held in Trust Account	13,268,833	12,977,528
Total Assets	$13,507,042	$13,243,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$583,378	$206,639
Excise tax payable	56,270	56,270
Due to Sponsor	8,584,375	7,814,506
Total Current Liabilities	9,224,023	8,077,415
Warrant liabilities	23,332,750	2,200,250
Total Liabilities	32,556,773	10,277,665
Commitments
Common stock subject to possible redemption, 1,159,276 shares at redemption value of $11.36 and $10.91 as of March 31, 2024 and December 31, 2023, respectively	13,168,833	12,647,701
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023 (excluding common stock subject to possible redemption, 1,159,276 and 1,159,276 shares at redemption value as of March 31, 2024 and December 31, 2023, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(32,218,879)	(9,682,008)
Total Stockholders’ Deficit	(32,218,564)	(9,681,693)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$13,507,042	$13,243,673

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Operating costs	$1,047,041	$890,129
Loss from operations	(1,047,041)	(890,129)
Other income:
Interest income	169,580	68,327
Change in fair value of warrant liabilities	(21,132,500)	169,250
Total other (expenses) income, net	(20,962,920)	237,577
Loss before income taxes	(22,009,961)	(652,552)
Income tax expense	5,778	1,709
Net loss	$(22,015,739)	$(654,261)
Basic and diluted weighted average shares outstanding	4,299,276	4,779,225
Basic and diluted net loss per share of Common Stock	$(5.12)	$(0.14)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,140,000	$315	$—	$(9,682,008)	$(9,681,693)
Re-measurement of Common Stock to redemption value	—	—	—	(521,132)	(521,132)
Net loss	—	—	—	(22,015,739)	(22,015,739)
Balance – March 31, 2024	3,140,000	$315	$—	$(32,218,879)	$(32,218,564)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Re-measurement of Common Stock to redemption value	—	—	—	(173,001)	(173,001)
Excise taxes payable	—	—	—	(53,959)	(53,959)
Net loss	—	—	—	(654,261)	(654,261)
Balance – March 31, 2023	3,140,000	$315	$—	$(7,413,298)	$(7,412,983)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash Flows from Operating Activities:
Net loss	$(22,015,739)	$(654,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(169,580)	(68,327)
Change in fair value of warrant liabilities	21,132,500	(169,250)
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	46,340	19,109
Accounts payable and accrued expenses	376,738	270,668
Income taxes payable	—	(2,089)
Franchise taxes payable	—	17,590
Net cash used in operating activities	(629,741)	(586,560)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(121,724)	(173,001)
Cash withdrawn from Trust Account to redeeming shareholders	—	5,395,929
Net cash provided by (used in) investing activities	(121,724)	5,222,928
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	630,000	610,000
Proceeds from promissory note - related party	121,724	173,001
Redemptions of common stock	—	(5,395,929)
Net cash provided by (used in) financing activities	751,724	(4,612,928)
Net Change in Cash	259	23,440
Cash – Beginning of period	4,228	14,129
Cash – End of period	$4,487	$37,569
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$—	$53,959
Re-measurement of Common Stock to redemption value	$521,132	$173,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Note 1 — Description of Organization and Business Operations

Breeze Holdings Acquisition Corp. (the “Company") is a blank check company incorporated in Delaware on June 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Following the closing of the Initial Public Offering on November 25, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $1,725,000 from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. As of March 31, 2024 and December 31, 2023 all funds in the trust account were in held in cash in an interest-bearing account.

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of March 31, 2024, cash of $4,487 was held outside of the Trust Account and was available for working capital purposes.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by November 25, 2021 (which can be extended up to 6 months) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the approved time period through June 26, 2024, (the "Combination Period").

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

On October 21, 2022, November 23, 2022, December 20, 2022, January 25, 2023 and February 23, 2023 Breeze executed the second, third, fourth, fifth and sixth one-month extensions depositing $59,157 in the Trust Account for each monthly extension through March 26, 2023.

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

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023, October 25, 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024, March 26, 2024 and April 26, 2024 Breeze executed the thirteenth, fourteenth, fifteenth, sixteenth, seventeenth, eighteenth, nineteenth and twentieth one-month extensions through May 26, 2024.

If the Company executes all nine (9) extensions, it will have until June 26, 2024 (unless the Company’s shareholders approve a proposal to amend the A&R COI to permit an extension of up to six additional one-month periods) to complete a Business Combination within the Combination Period. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. On May 3, 2024 the Company filed a 14/A Preliminary Proxy Statement calling for a Stockholder Meeting on June 21, 2024 to approve an extension to the time for the consummation of the business combination from June 26, 2024 to September 26, 2024.

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

On October 31, 2022, Breeze entered into the Original Merger Agreement, by and among Breeze, BH Velocity Merger Sub, Inc. (“Company Merger Sub”), and TV Ammo, Inc., an advanced technology manufacturing and licensing company focused on revolutionizing the global ammunition and weapons industry through the introduction of its composite-cased ammunition, innovative weapons systems and advanced manufacturing technology (“TV Ammo”). On February 14, 2024, Breeze entered into an Amended and Restated Merger Agreement and Plan of Reorganization (the “A&R Merger Agreement”), by and among Breeze, True Velocity, Inc. ("True Velocity"), Breeze Merger Sub, Inc. ("Parent Merger Sub"), Company Merger Sub, and TV Ammo, which amended and restated the Original Merger Agreement in its entirety.

On February 14, 2024 Breeze filed an S-4 with the SEC regarding a merger with TV Ammo, which included a preliminary proxy statement and a prospectus in connection with the A&R Merger Agreement. The transaction has been unanimously approved by the boards of directors of True Velocity, Breeze and TV Ammo.

The A&R Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze, True Velocity, Parent Merger Sub, Company Merger Sub, and TV Ammo.

Pursuant to and in accordance with the terms set forth in the A&R Merger Agreement, (a) Parent Merger Sub will merge with and into Breeze, with Breeze continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Breeze will become a wholly-owned subsidiary of True Velocity, and (ii) each issued and outstanding security of Breeze immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Breeze Common Stock that have been redeemed or are owned by Breeze or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of True Velocity (other than the Breeze Rights, which shall be automatically converted into shares of True Velocity), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into TV Ammo, with TV Ammo continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) TV Ammo will become a wholly-owned subsidiary of True Velocity, and (ii) each issued and outstanding security of TV Ammo immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of True Velocity. The Mergers and the other transactions contemplated by the A&R Merger Agreement are hereinafter referred to as the “Business Combination.”

Following the Mergers, True Velocity will seek to become a publicly traded entity listed on Nasdaq. In connection with the formation of Breeze Merger Sub on February 13, 2024, True Velocity acquired 1,000 shares of common stock of Breeze Merger Sub for $1.00. On February 13, 2024 Breeze bought 1,000 shares of True Velocity, Inc. for $0.10.

The Business Combination is expected to close in the third quarter of 2024, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and TV Ammo.

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

The A&R Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Breeze and TV Ammo, (ii) by Breeze, on the one hand, or TV Ammo, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the A&R Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Breeze or TV Ammo if the Business Combination is not consummated by March 15, 2024 upon written election by either party, (iv) by either Breeze or TV Ammo if a meeting of Breeze’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Breeze if the TV Ammo stockholders do not approve the A&R Merger Agreement.

Going Concern

As of March 31, 2024, the Company had $4,487 in cash held outside of the Trust Account and negative working capital of $8,985,992, excluding prepaid income taxes, prepaid franchise taxes and excise tax payable.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied from the net proceeds from the private placement held outside of the Trust Account.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a business combination. In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). There is no assurance that the Company’s plans to consummate a business combination or obtain Working Capital Loans will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of March 31, 2024 are not sufficient to complete its planned activities. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and uncertainties

With rising tensions around the world based on the current conflict between Israel and Hamas and the current conflict between Ukraine and Russia, we may be unable to complete a business combination if concerns related to this and other potential conflicts impact global capital markets, the ability to transfer money, currency exchange rates, cyber attacks and infrastructure including power generation and transmission, communications, and travel. Escalating conflicts could also have an impact on global demands for health care, international trade including vendor supply chains, and energy. In addition, there have been recent threats to infrastructure and equipment including cyber attacks, physical facility destruction and equipment destruction. The outcome of these conflicts or their impact cannot be predicted and may have an adverse impact in a material way on our ability to consummate a business combination, or to operate a target business with which we ultimately consummate a business combination.

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

On March 29, 2023, the Company redeemed 509,712 shares of its common stock subject to redemption at $10.56 per share for $5.4 million. On September 26, 2023, the Company redeemed 21,208 shares of its common stock subject to redemption at $10.77 per share for approximately $231,000. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote.  A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of March 31, 2024, the Company recorded $56,270 of excise tax liability calculated as 1% of shares redeemed on March 29, 2023 and September 26, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023 as filed with the SEC on April 25, 2024. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future interim periods.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiaries, True Velocity, Parent Merger Sub, and Company Merger Sub, after elimination of all intercompany transactions and balances as of March 31, 2024 and December 31, 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash held in Trust Account

As of March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were held as cash in an interest-bearing bank demand deposit account.

Common stock subject to possible redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Classification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Therefore, all of the shares of common stock sold as part of the Units in the Initial Public offering have been classified outside of permanent equity.

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

On September 22, 2023, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2024 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.77 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 21,208 shares of the Company’s common stock were redeemed. The 1,159,276 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at December 31, 2023 and March 31, 2024.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit. Stockholders who elect to redeem their shares do so for a pro rata portion of the amount then in the Trust Account, and also receive any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses).

As of March 31, 2024 the common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2023	$12,647,701
Plus:
Re-measurement of Common stock to redemption value	521,132
Common stock subject to possible redemption – March 31, 2024	$13,168,833

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net loss per share of common stock. As a result, the calculated net loss per share is the same for redeemable and non-redeemable shares of common stock. For the three months ended March 31, 2024 and March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic and diluted net loss per share of common stock
Numerator:
Net loss	$(22,015,739)	$(654,261)
Denominator:
Basic and diluted weighted average shares common stock outstanding	4,299,276	4,779,225
Basic and diluted net loss per share common stock	$(5.12)	$(0.14)

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company adopted ASU 2020-06 as of January 1, 2023. There was no effect from such adoption to the financial statements.

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

On December 14, 2023, the Financial Accounting Standards Board (FASB or Board) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statement disclosures.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2024, the Company incurred and paid $15,000 in fees for these services. For the year ending December 31, 2023 the Company incurred $60,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. As of March 31, 2024, the amount outstanding under this Promissory Note was $5,242,109 for direct working capital, and $845,549 for monthly SPAC extension funds the Sponsor deposited into the Trust Account during the months of September 2022 through March 2024 for a total of $6,087,658 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024. The Company additionally owes the Sponsor $196,717 for expenses paid by Sponsor on behalf of the Company. The total amount owed to the Sponsor as of March 31, 2024 is $8,584,375.

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline.  On September 13, 2022, the Company held its annual stockholders’ meeting and approved the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023). For each one-month extension on September 26, October 26, November 26, December 26, 2022, January 25, 2023 and February 23, 2023 $59,157 ($0.035 per share) per extension, up to an aggregate of $354,942, or approximately $0.21 per share. The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023).  For each one-month extension through September 26, 2023, the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on March 30, 2023. April 25, 2023, May 25, 2023, June 26, 2023, August 2, 2023 and August 28, 2023. The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company will deposit $40,575 ($0.035 per share) into the Trust Account. On September 27, 2023, Breeze executed the thirteenth one-month extension through October 26, 2023. On October 24, 2023, November 26, 2023, December 27, 2023, January 26, 2024, February 27, 2024, March 26, 2024 and April 26, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth, nineteenth and twentieth one-month extension through May 26, 2024. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it will repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

Representative and Consultant Shares

Pursuant to the underwriting agreement (the “Underwriting Agreement”) between the Company and I-Bankers Securities (the “Representative”), on November 23, 2020, the Company issued to the Representative and its designee 250,000 shares of common stock and separately agreed to issue the Company’s Consultant 15,000 shares of common stock for nominal consideration in a private placement intended to be exempt from registration under Section 4(a)(2) of the Act. In August 2021, the Company issued to the Consultant such Consultant Shares. The Company accounted for the Representative Shares and Consultant Shares as a deferred offering cost of the Initial Public Offering. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants were expensed immediately in the statement of operations, while offering costs allocated to the redeemable Public Shares were deferred and subsequently charged to temporary stockholders' equity following the completion of the Initial Public Offering.

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

Note 7 – Warrants

As of March 31, 2024 and December 31, 2023, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the acceptance by the holders of the Company’s common stock of a tender, exchange or redemption offer. Upon such a qualifying tender cash offer (an event which could be outside the control of the Company), all Warrant holders would be entitled to cash.  This factor precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Modified Black Scholes Model to estimate the fair values of the warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Modified Black Scholes Model.

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

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, it will use our reasonable best efforts to file, and within 60 business days after the closing of our initial business combination, to have declared effective, a registration statement relating to the shares of common stock issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the company so elect, it will not be required to file or maintain in effect a registration statement, but will use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the company may call the warrants for redemption:

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

The Company may not redeem the warrants when a holder may not exercise such warrants.

In addition, if (x) the company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day after the day on which the company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price (or on a cashless basis, if applicable), by certified or official bank check payable to the company, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the company will, upon exercise, round down to the nearest whole number of shares of common stock to be issued to the warrant holder.

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

The Sponsor and I-Bankers Securities purchased from the Company an aggregate of 5,425,000 Warrants at a price of $ 1.00 per Warrant (a purchase price of $ 5,425,000) in a private placement that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50. The purchase price of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distributions to the public stockholders and the Warrants issued to the Sponsor and I-Bankers Securities will expire worthless.

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Modified Black-Scholes model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $21,132,500 and a gain of $169,250 in the condensed consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 1,159,276 and 1,159,276 shares of common stock subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Public Warrants	$14,490,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$8,842,750

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Public Warrants	$1,495,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$705,250

The Company utilized a back-solve lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2024 and December 31, 2023, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The quoted prices of the Public Warrants were $1.26 and $0.13 per warrant as of March 31, 2024 and December 31, 2023, respectively.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. The average and 1st and 3rd quartiles of the implied probability of completion then formulates the basis for the probability utilized for the Company in the models. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the three months ended March 31, 2024 and the year ended December 31, 2023.

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of	As of
	March 31,	December 31,
	2024	2023
Stock price	$11.79	$11.03
Strike price	$11.50	$11.50
Probability of completing a Business Combination	32.50%	6.5%
Dividend yield	—	—
Term (in years)	5.24	5.25
Volatility	39.20%	11.30%
Risk-free rate	4.21%	3.84%
Fair value of warrants	$1.63	$0.13

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$379,750	$805,000	$1,184,750
Change in valuation inputs or other assumptions	(54,250)	(115,000)	(169,250)
Fair value as of March 31, 2023	$325,500	$690,000	$1,015,500

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$705,250	$1,495,000	$2,200,250
Change in valuation inputs or other assumptions	8,137,500	12,995,000	21,132,500
Fair value as of March 31, 2024	$8,842,750	$14,490,000	$23,332,750

Note 10 — Interim Income Tax

The Company's effective tax rate for the three months ended March 31, 2024 was -0.03% and for the three months ended March 31, 2023 was -0.26% respectively. The Company's effective tax rate differs from the statutory income tax rate of 21.00% primarily due to the recognition of gains or losses from the change in the fair value of warrants, non-deductible transaction costs, and the valuation allowance on the deferred tax assets for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2024. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2024 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pre-tax earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Breeze Holdings Acquisition Corp. and its consolidated subsidiaries. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Breeze Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying condensed consolidated financial statements at March 31, 2024 and December 31, 2023, we had $4,487 and $4,228 in cash, respectively, and a working capital deficit of $8,985,992 and $7,849,292, respectively (excluding prepaid income taxes, prepaid franchise taxes and excise tax payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $22,015,739, which consisted of a loss of $21,132,500 in the fair value of warrant liabilities and operating costs of $1,047,041, offset by interest income of $169,580 on our Trust Account.

For the three months ended March 31, 2023, we had a net loss of $654,261, which consisted of operating costs of $890,129, offset by a gain of $169,250 in the fair value of warrant liabilities and interest income of $68,327 on our Trust Account.

Liquidity and Capital Resources

On November 25, 2020, we consummated the Initial Public Offering of 11,500,000 units at a price of $10.00 per unit (including 1,500,000 units from the full exercise of the underwriters over-allotment option), generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,425,000 private placement warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,425,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the private placement warrants, a total of $116,725,000 was placed in the trust account. We incurred $4,099,907 in transaction costs, including $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs.

As of March 31, 2024, we had cash held in an interest-bearing trust account of $13,268,833. On May 5, 2022, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2022 was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 6,732,987 shares of the Company’s common stock were redeemed for $69,700,628, (the “Redemption”). On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes.

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

At the annual meeting of the Company held on September 13, 2022, the Company’s stockholders approved (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “A&R COI”) to authorize the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023) by which the Company must (a) consummate a merger, capital stock exchange, asset, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, or (b) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the shares of common stock of the Company included as part of the units sold in the Company’s initial public offering that was consummated on November 25, 2020, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. The amended Trust Agreement  authorizes the Company’s Board of Directors to extend the time to complete the Business Combination up to six (6) times for an additional one (1) month each time (for a maximum of six one-month extensions), upon the deposit into the Trust Account of $0.035 for each outstanding public share by the Sponsor or its designees on or prior to September 26, 2022 or such other date as may be extended.  Breeze executed its first one-month extension of September 26, 2022 depositing $59,157 in the Trust Account. On October 21, November 23, and December 20, 2022, January 25, 2023 and February 23, 2023 Breeze executed the second, third, fourth, fifth and sixth one-month extensions through March 26, 2023.

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

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 25, 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024, March 26, 2024 and April 26, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth, nineteenth and twentieth one-month extensions through May 26, 2024. On September 27, 2023 $206,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes.

As of March 31, 2024, we had cash held in the trust account of $13,268,833, including $169,580 of interest. Interest income on the balance in the trust account may be used by us to pay taxes. On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes, on September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes, and on September 27, 2023, $209,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes.

For the three months ended March 31, 2024, cash used in operating activities was $629,741 which was due to a net loss of $22,015,739, a non-cash decrease in fair value of warrant liabilities of $21,132,500, interest income of $169,580 on the Trust Account, and a decrease in working capital of $423,078. For the same period cash provided by investing activities was $121,724 which was due to an investment of cash in the Trust Account of $121,724, and net cash provided by financing activities was $751,724 which was due to proceeds from working capital loans and a promissory note from Sponsor of $630,000 and $121,724, respectively.

For the three months ended March 31, 2023, cash used in operating activities was $586,560 which was due to net loss of $654,261, primarily offset by a non-cash increase in fair value of warrant liabilities of $169,250, interest of $68,327 on the Trust Account, and a decrease in working capital of $305,278. For the same period cash provided by investing activities was $5,222,928 which was due to investment in the Trust Account of $173,001, a redemption of common stock of $5,395,929, and net cash used in financing activities was $4,612,928 which was due to proceeds from a related party working capital loan of $610,000 and proceeds from a related party promissory note of $173,001 and, a redemption of common stock of $5,395,929.

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

As of March 31, 2024 and December 31, 2023, the Company had $4,487 and $4,228, respectively, in cash held outside the Trust Account and a working capital deficit of $8,985,992 and $7,849,292, respectively (excluding prepaid income taxes, prepaid franchise taxes and excise tax payable).

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender. However, all working capital promissory notes specifically state that the Sponsor has elected not to covert. The warrants would be identical to the private placement warrants issued to our Sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. As of March 31, 2024, the amount outstanding under this working capital loan was $5,242,109 for direct working capital, and $845,549 for monthly SPAC extension funds for the months of September 2022 through March 2024 for a total of $6,087,658 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

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

Going Concern

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

Based upon the above narrative, Management determined that the above conditions and/or events indicate that it may be probable that the Company would be unable to meet its obligations as they become due within one year after the date that the financial statements are available to be issued.  Although Management plans to address this uncertainty through a Business Combination or through obtaining Working Capital Loans, there is no assurance that the Company’s plans to consummate the Business Combination or obtain the Working Capital Loans will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of March 31, 2024 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. As of March 31, 2024, the amount outstanding under this Promissory Note was $5,242,109 for direct working capital, and $845,549 for monthly SPAC extension funds for the months of September 2022 through March 2024 for a total of $6,087,658 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024. The Company additionally owes Sponsor $196,717 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of March 31, 2024 is $8,584,375.

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

In determining the fair value of the Company’s Public Warrants and Private Placement Warrants our third party valuation firm uses the most observable inputs available. The valuation approach for our Public Warrants utilizes a back-solve lattice model and for our Private Placement Warrants uses a Modified Black-Scholes model. Some of the inputs used in the models include the dividend yield on the Company’s common stock, expected common stock price volatility, risk-free interest rate, expected business combination date and probability of completing the business combination. Several of these inputs are known and several use judgements. For instance, the probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. The average and 1st and 3rd quartiles of the implied probability of completion then formulates the basis for the probability utilized for the Company in the models. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation of its Public Warrants and Private Placement Warrants as of each valuation date and may have a material impact on the valuation of these warrants.

Recent Accounting Standards

For a detailed discussion of our significant accounting policies and related judgements, see Note 2—Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024, because of the identified material weakness in our internal control over financial reporting described below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no other material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on April 25, 2024.

Item 1B. Climate-Related Disclosure

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Merger Agreement and Plan of Reorganization, dated February 14, 2024, by and among Breeze Holdings Acquisition Corp, True Velocity, Inc., Breeze Merger Sub, Inc., BH Velocity Merger Sub, Inc., and TV Ammo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 21, 2024)
10.1	Amended and Restated Sponsor Support Agreement, dated February 14, 2024, by and among Breeze Holdings Acquisition Corp., True Velocity, Inc., TV Ammo, Inc. and the Breeze Initial Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2024)
10.2	Form of Amended and Restated Stockholder Support Agreement, by and among Breeze Holdings Acquisition Corp., True Velocity, Inc., TV Ammo, Inc. and certain TV Ammo Equity Holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 21, 2024)
10.3	Form of Amended and Restated Lock-Up Agreement, by and among Breeze Holdings Acquisition Corp., True Velocity, Inc., TV Ammo, Inc., the Breeze Initial Stockholders and certain TV Ammo Equity Holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 21, 2024)
10.4	Form of Second Amended and Restated Registration Rights Agreement, by and among Breeze Holdings Acquisition Corp., True Velocity, Inc., the Breeze Initial Stockholders and certain TV Ammo Equity Holders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 21, 2024)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE HOLDINGS ACQUISITION CORP.

Date: May 20, 2024	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)

