Form 10-Q
period 2024-06-30
Breeze Holdings Acquisition Corp.
filed 2024-08-19
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Rights exchangeable into one-twentieth of one share of common stock
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share

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

As of August 19, 2024 there were 4,033,712 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

1

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$39,970	$4,228
Due from Sponsor	53,905	18,672
Prepaid expenses	189,084	148,953
Prepaid franchise taxes	3,697	57,550
Prepaid income taxes	24,647	36,742
Total Current Assets	311,303	266,145
Cash held in Trust Account	10,380,257	12,977,528
Total Assets	$10,691,560	$13,243,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$566,238	$206,639
Excise tax payable	87,087	56,270
Due to Sponsor	9,240,428	7,814,506
Total Current Liabilities	9,893,753	8,077,415
Warrant liabilities	5,856,500	2,200,250
Total Liabilities	15,750,253	10,277,665
Commitments
Common stock subject to possible redemption, 893,712 and 1,159,276 shares at redemption value of $11.50 and $10.91 as of June 30, 2024 and December 31, 2023, respectively	10,280,257	12,647,701
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023 (excluding common stock subject to possible redemption, 893,712 and 1,159,276 shares at redemption value as of June 30, 2024 and December 31, 2023, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(15,339,265)	(9,682,008)
Total Stockholders’ Deficit	(15,338,950)	(9,681,693)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$10,691,560	$13,243,673

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$537,407	$303,335	$1,584,448	$1,193,464
Loss from operations	(537,407)	(303,335)	(1,584,448)	(1,193,464)
Other income:
Interest income	170,987	152,184	340,567	220,511
Change in fair value of warrant liabilities	17,476,250	(1,354,000)	(3,656,250)	(1,184,750)
Total other (expenses) income, net	17,647,237	(1,201,816)	(3,315,683)	(964,239)
Income (loss) before income taxes	17,109,830	(1,505,151)	(4,900,131)	(2,157,703)
Income tax expense	6,264	5,149	12,042	6,858
Net income (loss)	$17,103,566	$(1,510,300)	$(4,912,173)	$(2,164,561)
Basic and diluted weighted average shares outstanding	4,220,988	4,320,484	4,260,132	4,548,587
Basic and diluted net income (loss) per share of Common Stock	$4.05	$(0.35)	$(1.15)	$(0.48)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2024 and 2023
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,140,000	$315	$—	$(9,682,008)	$(9,681,693)
Re-measurement of Common Stock to redemption value	—	—	—	(521,132)	(521,132)
Net loss	—	—	—	(22,015,739)	(22,015,739)
Balance – March 31, 2024	3,140,000	$315	$—	$(32,218,879)	$(32,218,564)
Re-measurement of Common Stock to redemption value	—	—	—	(193,135)	(193,135)
Excise Tax Payable	—	—	—	(30,817)	(30,817)
Net income	—	—	—	17,103,566	17,103,566
Balance – June 30, 2024	3,140,000	$315	$—	$(15,339,265)	$(15,338,950)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Re-measurement of Common Stock to redemption value	—	—	—	(173,001)	(173,001)
Excise taxes payable	—	—	—	(53,959)	(53,959)
Net loss	—	—	—	(654,261)	(654,261)
Balance – March 31, 2023	3,140,000	$315	$—	$(7,413,298)	$(7,412,983)
Re-measurement of Common Stock to redemption value	—	—	—	(123,951)	(123,951)
Net loss	—	—	—	(1,510,300)	(1,510,300)
Balance – June 30, 2023	3,140,000	$315	$—	$(9,047,549)	$(9,047,234)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash Flows from Operating Activities:
Net loss	$(4,912,173)	$(2,164,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(340,567)	(220,511)
Change in fair value of warrant liabilities	3,656,250	1,184,750
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	(9,415)	20,910
Accounts payable and accrued expenses	383,647	79,972
Income taxes payable	—	(2,089)
Franchise taxes payable	—	48,400
Net cash used in operating activities	(1,222,258)	(1,053,129)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(202,873)	(283,581)
Cash withdrawn from Trust Account to redeeming shareholders	3,081,712	5,395,929
Cash withdrawn from Trust Account to pay franchise and income taxes	59,000	—
Net cash provided by investing activities	2,937,839	5,112,348
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	1,199,000	1,083,500
Proceeds from promissory note - related party	202,873	242,265
Redemptions of common stock	(3,081,712)	(5,395,929)
Net cash used in financing activities	(1,679,839)	(4,070,164)
Net Change in Cash	35,742	(10,945)
Cash – Beginning of period	4,228	14,129
Cash – End of period	$39,970	$3,184
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$30,817	$53,959
Re-measurement of Common Stock to redemption value	$714,267	$296,952

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Following the closing of the Initial Public Offering on November 25, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $1,725,000 from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. As of June 30, 2024 and December 31, 2023 all funds in the trust account were held in cash in an interest-bearing account.

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of June 30, 2024, cash of $39,970 was held outside of the Trust Account and was available for working capital purposes.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the approved time period through December 26, 2024, (the "Combination Period").

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

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023, October 25, 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024, March 26, 2024, May 7, 2024 and June 3, 2024 Breeze executed the thirteenth, fourteenth, fifteenth, sixteenth, seventeenth, eighteenth, nineteenth, twentieth and twenty-first one-month extensions through June 26, 2024.

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of December 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On  June 26, 2024 Breeze executed the twenty-second one-month extensions through July 26, 2024. On August 1, 2024 Breeze executed the twenty-third one-month extension through August 26, 2024. If the Company executes all six (6) extensions, up to December 26, 2024 and has not completed a business combination,  the Company may hold a meeting of its stockholders to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company an extension for a designated time, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $11.12 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On August 5, 2024, the A&R Merger Agreement was terminated by written notice from TV Ammo.  As a result of the termination, the Company is no longer pursuing a business Combination with TV Ammo.

Going Concern

As of June 30, 2024, the Company had $39,970 in cash held outside of the Trust Account and negative working capital of $9,523,707, excluding prepaid income taxes, prepaid franchise taxes and excise tax payable.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of June 30, 2024 are not sufficient to complete its planned activities. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions. Because the Company is a Delaware corporation and its securities were traded on the Nasdaq Stock Market, the Company is a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the excise tax will apply to any redemptions of its common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to its certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of an investment in the Company’s securities may decrease as a result of the excise tax. In addition, the excise tax may make a transaction with the Company less appealing to potential Business Combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain absent further guidance.

On March 29, 2023, the Company redeemed 509,712 shares of its common stock subject to redemption at $10.56 per share for $5.4 million. On September 26, 2023, the Company redeemed 21,208 shares of its common stock subject to redemption at $10.77 per share for approximately $231,000. On June 26, 2024, the Company redeemed 265,564 shares of its common stock subject to redemption at $11.60 per share for approximately $3.1 million. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote.  A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of June 30, 2024, the Company recorded $87,087 of excise tax liability calculated as 1% of shares redeemed.  In 2023, the Company recorded a contingent liability of $56,270 for excise tax. On June 26, 2024, the Company recorded a contingent liability of $30,817 for excise tax. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023 as filed with the SEC on April 25, 2024. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future interim periods.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiaries, True Velocity, Parent Merger Sub, and Company Merger Sub. From the inception of each operating subsidiary through June 30, 2024, the subsidiaries had no activity.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash held in Trust Account

As of June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held as cash in an interest-bearing bank demand deposit account.

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

On June 21, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to December 26, 2024 and was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.085 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 265,564 shares of the Company’s common stock were redeemed. The 893,712 shares and 1,159,276 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at June 30, 2024 and December 31, 2023, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges to additional paid-in capital and, if necessary, accumulated deficit. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded as charges or credits to additional paid-in capital and, if necessary, accumulated deficit. Stockholders who elect to redeem their shares do so for a pro rata portion of the amount then in the Trust Account, and also receive any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses).

As of June 30, 2024 the common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2023	$12,647,701
Plus:
Re-measurement of Common stock to redemption value	714,268
Less:
Common stock redeemed June 26, 2024	(3,081,712)
Common stock subject to possible redemption – June 30, 2024	$10,280,257

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company believes its calculation to be a reliable estimate an allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024 and does not use the annual effective tax rate (AETR) method.

Net income (loss) per share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income (loss) per share of common stock. As a result, the calculated net income (loss) per share is the same for redeemable and non-redeemable shares of common stock. For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net income (loss) per share of common stock
Numerator:
Net income (loss)	$17,103,566	$(1,510,300)	$(4,912,173)	$(2,164,561)
Denominator:
Basic and diluted weighted average shares common stock outstanding	4,220,988	4,320,484	4,260,132	4,548,587
Basic and diluted net income (loss) per share common stock	$4.05	$(0.35)	$(1.15)	$(0.48)

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit on November 23, 2020, for an aggregate purchase price of $100,000,000. Each Unit consists of one share of common stock, $0.0001 par value, one Right to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (“Public Warrant”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 18 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to December 26, 2024, assuming all remaining one-month extensions are utilized, the Warrants will expire worthless at the end of such period.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the six months ended June 30, 2024, the Company incurred and paid $30,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. As of June 30, 2024, the amount outstanding under this Promissory Note was $5,811,109 for direct working capital, and $926,698 for monthly SPAC extension funds the Sponsor deposited into the Trust Account during the months of September 2022 through June 2024 for a total of $6,737,807 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024. The Company additionally owes the Sponsor $202,621 for expenses paid by Sponsor on behalf of the Company. The total amount owed to the Sponsor as of June 30, 2024 is $9,240,428. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000.

The Company had 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, by resolution of its board, requested by the Sponsor, the Company extended the period of time to consummate a Business Combination two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The Sponsor deposited additional funds into the Trust Account in order to extend the time available for the Company to consummate its initial Business Combination. The Sponsor deposited into the Trust Account for each three-month extension, $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline. On September 13, 2022, the Company held its annual stockholders’ meeting and approved the Company to extend the date of September 26, 2022, up to six (6) times for an additional one (1) month each time (ultimately until as late as March 26, 2023). For each one-month extension on September 26, October 26, November 26, December 26, 2022, January 25, 2023 and February 23, 2023 $59,157 ($0.035 per share) per extension, up to an aggregate of $354,942, or approximately $0.21 per share. The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023). For each one-month extension through September 26, 2023, the Sponsor deposited into the Trust Account $41,317 ($0.035 per share) on March 30, 2023. April 25, 2023, May 25, 2023, June 26, 2023, August 2, 2023 and August 28, 2023. The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company deposited $40,575 ($0.035 per share) into the Trust Account. On September 27, 2023, Breeze executed the thirteenth one-month extension through October 26, 2023. On October 24, 2023, November 26, 2023, December 27, 2023, January 26, 2024, February 27, 2024, March 26, 2024, May 7, 2024 and June 3, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth, nineteenth, twentieth and twenty-first one-month extensions through June 26, 2024. The payments were made in the form of a loan. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it will repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company will deposit $31,280 ($0.035 per share) into the Trust Account. On June 26, 2024 and August 1, 2024 Breeze executed the twenty-second and twenty-third one-month extensions through August 26, 2024. If the Company executes all six (6) extensions, up to December 26, 2024 and has not completed a business combination, the Company may hold a meeting of its stockholders to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company an extension for a designated time, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company.

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

Public Relations Agreement

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc., for public relations services for a business combination. The agreement includes an obligation to pay a Transaction Success Fee of $20,000 upon the successful completion of a business combination.

Note 7 – Warrants

As of June 30, 2024 and December 31, 2023, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the acceptance by the holders of the Company’s common stock of a tender, exchange or redemption offer. Upon such a qualifying tender cash offer (an event which could be outside the control of the Company), all Warrant holders would be entitled to cash.  This factor precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying condensed consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Modified Black Scholes Model to estimate the fair values of the warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Modified Black Scholes Model.

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

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Modified Black-Scholes model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $3,656,250 and a loss of $1,184,750 in the condensed consolidated statements of operations for the six months ended June 30, 2024 and June 30, 2023, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 893,712 and 1,159,276 shares of common stock subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Public Warrants	$—	$—	$3,795,000
Warrant liability - Private Placement Warrants	$—	$—	$2,061,500

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The value of the Public Warrants was transferred to Level 3 during the three months ended June 30, 2024 and there were no transfers during the year ended December 31, 2023.

The following table presents information about the Company's financial assets that were transferred from Level 1 to Level 3:

Level 3 roll forward of Warrant Liability - Public Warrants	Three months ended June 30, 2024	Six months ended June 30, 2024
Beginning balance	$—	$—
Transfer in	3,795,000	3,795,000
Change in valuation inputs or other assumptions	—	—
Ending balance	$3,795,000	$3,795,000
Amount of unrealized gain for the period included in income relating to assets held at the end of the reporting period	$—	$—

The Company utilized a back-solve lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2024 was based on the back-solve lattice model combined with the last public traded value on May 24, 2024 and classified as Level 3 as a result of not being publicly traded, and for December 31, 2023, classified as Level 1 due to the use of an observable market quote in an active market under the ticker BREZW. The imputed price and quoted price of the Public Warrants were $0.33 and $0.13 per warrant as of June 30, 2024 and December 31, 2023, respectively.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of	As of
	June 30,	December 31,
	2024	2023
Stock price	$10.93	$11.03
Strike price	$11.50	$11.50
Probability of completing a Business Combination	12.00%	6.5%
Dividend yield	—	—
Term (in years)	5.49	5.25
Volatility	22.90%	11.30%
Risk-free rate	4.33%	3.84%
Fair value of warrants	$0.38	$0.13

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$379,750	$805,000	$1,184,750
Change in valuation inputs or other assumptions	(54,250)	(115,000)	(169,250)
Fair value as of March 31, 2023	$325,500	$690,000	$1,015,500
Change in valuation inputs or other assumptions	434,000	920,000	1,354,000
Fair value as of June 30, 2023	$759,500	$1,610,000	$2,369,500

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$705,250	$1,495,000	$2,200,250
Change in valuation inputs or other assumptions	8,137,500	12,995,000	21,132,500
Fair value as of March 31, 2024	$8,842,750	$14,490,000	$23,332,750
Change in valuation inputs or other assumptions	(6,781,250)	(10,695,000)	(17,476,250)
Fair value as of June 30, 2024	$2,061,500	$3,795,000	$5,856,500

Note 10 — Interim Income Tax

The Company's effective tax rate for the three and six months ended June 30, 2024 was 0.04% and -0.25%, and for the three and six months ended June 30, 2023 was -0.32% and -0.32% respectively. The Company's effective tax rate differs from the statutory income tax rate of 21.00% primarily due to the recognition of gains or losses from the change in the fair value of warrants, non-deductible transaction costs, and the valuation allowance on the deferred tax assets for the three and six months ended June 30, 2024 and June 30, 2023, respectively. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2024. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2024 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pre-tax earnings or loss.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not, except as described in these condensed consolidated financial statements and below, identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On May 24, 2024, the Company received written notice (the “Notice Letter”) from the Panel indicating that the Panel had determined to delist our securities from The Nasdaq Stock Market LLC (“Nasdaq”) and that trading in our securities would be suspended at the open of trading on May 29, 2024, due to our failure to satisfy the terms of the Panel’s Decision. Pursuant to the terms of the Decision, amongst other things, we were required to close our initial business combination, with the new entity demonstrating compliance with the initial listing criteria set forth in Nasdaq Listing Rule 5500 on or before May 28, 2024. On May 24, 2024, we notified the Panel that we would not be able to close our initial business combination by the Panel’s May 28, 2024 deadline. Accordingly, the Panel determined to delist our securities from Nasdaq as set forth in the Notice Letter.

On August 20, 2024, the Company's common stock, rights and warrants are expected to begin trading on the OTCQX Best Market.

The Amended and Restated Merger Agreement and Plan of Reorganization, dated as of February 14, 2024, by and among Breeze Holdings Acquisition Corp. (the “Company”), TV Ammo, Inc. (“TV Ammo”), True Velocity, Inc., BH Velocity Merger Sub Inc., and Breeze Merger Sub Inc. was terminated on August 5, 2024 by TV Ammo. As a result of this termination, the Company is no longer pursuing a business combination with TV Ammo.

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

As indicated in the accompanying condensed consolidated financial statements at June 30, 2024 and December 31, 2023, we had $39,970 and $4,228 in cash, respectively, and a working capital deficit of $9,523,707 and $7,849,292, respectively (excluding prepaid income taxes, prepaid franchise taxes and excise tax payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $17,103,566 which consisted of a gain of $17,476,250 in the fair value of warrant liabilities and operating costs of $537,407 offset by interest income of $170,987 on our Trust Account.

For the six months ended June 30, 2024, we had a net loss of $4,912,173, which consisted of a loss of $3,656,250 in the fair value of warrant liabilities and operating costs of $1,584,448, offset by interest income of $340,567 on our Trust Account.

For the three months ended June 30, 2023, we had a net loss of $1,510,300, which consisted of a loss of $1,354,000 in the fair value of warrant liabilities, interest income on the Trust Account of $152,184, partially offset by operating and formation costs of $303,335.

For the six months ended June 30, 2023, we had a net loss of $2,164,561, which consisted of a loss of $1,184,750 in the fair value of warrant liabilities, and interest income on the Trust Account of $220,511, partially offset by operating and formation costs of $1,193,464.

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

As of June 30, 2024, we had cash held in an interest-bearing trust account of $39,970.

On December 20, 2022, January 25, 2023 and February 23, 2023 Breeze executed the fourth, fifth and sixth one-month extensions through March 26, 2023. The Company held a meeting of its stockholders on March 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of March 26, 2023, up to six (6) times for an additional one (1) month each time (ultimately until as late as September 26, 2023), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On March 29, 2023, Breeze executed the seventh one-month extension through April 26, 2023.  On April 25, 2023, May 25, 2023, and June 26, 2023 Breeze executed the eighth, ninth and tenth one-month extensions through July 26, 2023. On August 3, 2023 and August 28, 2023, Breeze executed the eleventh and twelfth one-month extensions through September 26, 2023.

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023, Breeze executed the thirteenth one-month extension through October 26, 2023. On October 25, 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024, March 26, 2024, May 7, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth, nineteenth, twentieth and twenty-first one-month extensions through June 26, 2024. On September 27, 2023, $206,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes.

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On June 26, 2024 and August 1. 2024, Breeze executed the twenty-second and twenty-third one-month extensions through August 26, 2024.  If the Company executes all six (6) extensions, up to December 26, 2024 and has not completed a business combination,  the Company may hold a meeting of its stockholders to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company an extension for a designated time, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company.

As of June 30, 2024, we had cash held in the trust account of $10,380,257, including $340,567 of interest. Interest income on the balance in the trust account may be used by us to pay taxes. On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes, on September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes, on September 27, 2023, $209,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes, and on June 24, 2024, $59,000 of interest income was withdrawn from the Trust Account for payment of franchise and income taxes.

For the six months ended June 30, 2024, cash used in operating activities was $1,222,258 which was due to a net loss of $4,912,173, a non-cash decrease in fair value of warrant liabilities of $3,656,250, interest income of $340,567 on the Trust Account, and a decrease in working capital of $374,232. For the same period cash provided by investing activities was $2,937,839 which was due to an investment of cash in the Trust Account of $202,873 a redemption of common stock of $3,081,712, and a withdrawal of $59,000 to pay for franchise and income taxes, and net cash used in financing activities was $1,679,839 which was due to proceeds from working capital loans and a promissory note from Sponsor of $1,199,000 and $202,873 respectively, and a redemption of common stock of $3,081,712.

For the six months ended June 30, 2023, cash used in operating activities was $1,053,129 which was due to net loss of $2,164,561, primarily offset by a non-cash increase in fair value of warrant liabilities of $1,184,750, interest of $220,511 on the Trust Account, and a decrease in working capital of $147,193. For the same period cash provided by investing activities was $5,112,348 which was due to investment in the Trust Account of $283,581, a redemption of common stock of $5,395,929, and net cash used in financing activities was $4,070,164 which was due to proceeds from a related party working capital loan of $1,083,500 and proceeds from a related party promissory note of $242,265 and, a redemption of common stock of $5,395,929.

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

As of June 30, 2024 and December 31, 2023, the Company had $39,970 and $4,228, respectively, in cash held outside the Trust Account and a working capital deficit of $9,523,707 and $7,849,292, respectively (excluding prepaid income taxes, prepaid franchise taxes and excise tax payable).

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

On November 19, 2021, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024.

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. As of June 30, 2024, the amount outstanding under this working capital loan was $5,811,109 for direct working capital, and $926,698 for monthly SPAC extension funds for the months of September 2022 through June 2024 for a total of $6,737,807 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024.

Going Concern

As of June 30, 2024, the Company had $39,970 in cash held outside of the Trust Account and negative working capital of $9,523,707, excluding prepaid income taxes, prepaid franchise taxes and excise tax payable.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of June 30, 2024 are not sufficient to complete its planned activities. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

On November 19, 2021, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024.

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. As of June 30, 2024, the amount outstanding under this Promissory Note was $5,811,109 for direct working capital, and $926,698 for monthly SPAC extension funds for the months of September 2022 through June 2024 for a total of $6,737,807 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024. The Company additionally owes Sponsor $202,621 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of June 30, 2024 is $9,240,428.

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

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc., for public relations services for a business combination. The agreement includes an obligation to pay a Transaction Success Fee of $20,000 upon the successful completion of a business combination.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, assumptions, judgements and the related policies that we believe have the most significant impact on our condensed consolidated financial statements are described below

Warrant Liabilities

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024, because of the identified material weakness in our internal control over financial reporting described below.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fifth Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated June 21, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8=K filed on June 27, 2024))
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE HOLDINGS ACQUISITION CORP.

Date: August 19, 2024	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)

