Form 10-Q
period 2024-09-30
Breeze Holdings Acquisition Corp.
filed 2024-12-06
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BRZH	OTCQX Best Market
Rights exchangeable into one-twentieth of one share of common stock	BRZHR	OTCQX Best Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	BRZHW	OTCQX Best Market

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

As of December 5, 2024 there were 4,033,712 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

1

BREEZE HOLDINGS ACQUISITON CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$2	$4,228
Due from Sponsor	53,906	18,672
Prepaid expenses	102,467	148,953
Prepaid franchise taxes	—	57,550
Prepaid income taxes	36,689	36,742
Total Current Assets	193,064	266,145
Cash held in Trust Account	10,578,352	12,977,528
Total Assets	$10,771,416	$13,243,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$691,277	$206,639
Franchise tax payable	23,229	—
Excise tax payable	87,087	56,270
Due to Sponsor	9,284,523	7,814,506
Total Current Liabilities	10,086,116	8,077,415
Warrant liabilities	3,554,250	2,200,250
Total Liabilities	13,640,366	10,277,665
Commitments
Common stock subject to possible redemption, 893,712 and 1,159,276 shares at redemption value of $11.72 and $10.91 as of September 30, 2024 and December 31, 2023, respectively	10,478,352	12,647,701
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023 (excluding common stock subject to possible redemption, 893,712 and 1,159,276 shares at redemption value as of September 30, 2024 and December 31, 2023, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(13,347,617)	(9,682,008)
Total Stockholders’ Deficit	(13,347,302)	(9,681,693)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$10,771,416	$13,243,673

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating costs	$260,084	$369,952	$1,844,532	$1,563,416
Loss from operations	(260,084)	(369,952)	(1,844,532)	(1,563,416)
Other income:
Interest income	135,536	166,547	476,103	387,058
Change in fair value of warrant liabilities	2,302,250	(846,250)	(1,354,000)	(2,031,000)
Total other income (expenses), net	2,437,786	(679,703)	(877,897)	(1,643,942)
Income (loss) before income taxes	2,177,702	(1,049,655)	(2,722,429)	(3,207,358)
Income tax (benefit) expense	(12,042)	26,939	—	33,797
Net income (loss)	$2,189,744	$(1,076,594)	$(2,722,429)	$(3,241,155)
Basic and diluted weighted average shares outstanding	4,033,712	4,318,640	4,183,686	4,471,096
Basic and diluted net income (loss) per share of Common Stock	$0.54	$(0.25)	$(0.65)	$(0.72)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,140,000	$315	$—	$(9,682,008)	$(9,681,693)
Re-measurement of Common Stock to redemption value	—	—	—	(521,132)	(521,132)
Net loss	—	—	—	(22,015,739)	(22,015,739)
Balance – March 31, 2024	3,140,000	$315	$—	$(32,218,879)	$(32,218,564)
Re-measurement of Common Stock to redemption value	—	—	—	(193,135)	(193,135)
Excise tax payable	—	—	—	(30,817)	(30,817)
Net income	—	—	—	17,103,566	17,103,566
Balance – June 30, 2024	3,140,000	$315	$—	$(15,339,265)	$(15,338,950)
Re-measurement of Common Stock to redemption value	—	—	—	(198,096)	(198,096)
Net income	—	—	—	2,189,744	2,189,744
Balance – September 30, 2024	3,140,000	$315	$—	$(13,347,617)	$(13,347,302)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Re-measurement of Common Stock to redemption value	—	—	—	(173,001)	(173,001)
Excise tax payable	—	—	—	(53,959)	(53,959)
Net loss	—	—	—	(654,261)	(654,261)
Balance – March 31, 2023	3,140,000	$315	$—	$(7,413,298)	$(7,412,983)
Re-measurement of Common Stock to redemption value	—	—	—	(123,951)	(123,951)
Net loss	—	—	—	(1,510,300)	(1,510,300)
Balance – June 30, 2023	3,140,000	$315	$—	$(9,047,549)	$(9,047,234)
Re-measurement of Common Stock to redemption value	—	—	—	(125,875)	(125,875)
Excise tax payable	—	—	—	(2,311)	(2,311)
Net loss	—	—	—	(1,076,594)	(1,076,594)
Balance – September 30, 2023	3,140,000	$315	$—	$(10,252,329)	$(10,252,014)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash Flows from Operating Activities:
Net loss	$(2,722,429)	$(3,241,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(476,103)	(387,058)
Change in fair value of warrant liabilities	1,354,000	2,031,000
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	68,855	20,852
Accounts payable and accrued expenses	508,622	158,682
Income taxes payable	—	1,850
Franchise taxes payable	23,229	79,648
Net cash used in operating activities	(1,243,826)	(1,336,181)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(265,433)	(406,790)
Cash withdrawn from Trust Account to redeeming shareholders	3,081,712	5,627,006
Cash withdrawn from Trust Account to pay franchise and income taxes	59,000	209,650
Net cash provided by investing activities	2,875,279	5,429,866
Cash Flows from Financing Activities:
Proceeds from short-term working capital loan - related party	1,180,600	1,335,400
Proceeds from promissory note - related party	265,433	365,473
Redemptions of common stock	(3,081,712)	(5,627,006)
Net cash used in financing activities	(1,635,679)	(3,926,133)
Net Change in Cash	(4,226)	167,552
Cash – Beginning of period	4,228	14,129
Cash – End of period	$2	$181,681
Supplemental disclosure of non-cash financing activities:
Excise tax payable	$30,817	$56,270
Re-measurement of Common Stock to redemption value	$912,363	$422,827

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Following the closing of the Initial Public Offering on November 25, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $1,725,000 from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. As of September 30, 2024 and December 31, 2023 all funds in the trust account were held in cash in an interest-bearing account.

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of September 30, 2024, cash of $2 was held outside of the Trust Account and was available for working capital purposes.

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

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of December 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On June 26, 2024 and August 1, 2024, Breeze executed the twenty-second and twenty-third extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth and twenty-sixth one-month extensions for the period from September 26, 2024 through November 26, 2024. On November 29, 2024, the Company filed a definitive proxy statement to hold a meeting of its stockholders on December 23, 2024 to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company, and (ii) a proposal to amend the Trust Agreement to authorize and implement by the Company, an extension in one-month intervals up to June 26, 2025.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $11.16 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On August 21, 2024, the Company's common stock, rights and warrants began trading on the OTCQX Best Market.

On September 24, 2024, Breeze Holdings Acquisition Corp., a Delaware corporation (“Breeze” or "Parent"), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among (i) Breeze, (ii) a Cayman Islands exempted company and wholly-owned subsidiary of Parent named “YD Bio Limited,” (f/k/a True Velocity, Inc., a wholly owned subsidiary of Breeze) which name was changed YD Bio Limited on November 18, 2024, which will enter into a joinder to the Merger Agreement (“Pubco”), (iii) Breeze Merger Sub, Inc., a Delaware corporation and which is a direct, wholly-owned subsidiary of Pubco (“Parent Merger Sub”), (iv) a Cayman Islands exempted company which will be a wholly-owned subsidiary of Pubco, expected to be named “BH Biopharma Merger Sub Limited,” and once formed, will enter into a joinder to the Merger Agreement (“Company Merger Sub,” with Company Merger Sub and Parent Merger Sub together referred to herein as the “Merger Subs”), and (v) YD Biopharma Limited, a Cayman Islands exempted company (“YD Biopharma”). YD Biopharma is the operating company of the target. Capitalized terms used herein and not defined shall have the meaning attributed to them in the Merger Agreement.

Going Concern

As of September 30, 2024, the Company had $2 in cash held outside of the Trust Account and negative working capital of $9,819,425, excluding prepaid income taxes, prepaid franchise taxes and excise tax payable.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of September 30, 2024 are not sufficient to complete its planned activities. If the Company does not complete a business combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Certificate of Incorporation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our operations and financial performance may also be subject to significant risks arising from geopolitical tensions, particularly in relation to China, South Korea and Taiwan. As a major global economic power, China’s political policies, trade practices, and regulatory environment may directly impact our business. Additionally, rising political tensions and potential conflicts in the Asia-Pacific region, such as territorial disputes, trade disagreements, or military confrontations, could disrupt supply chains, increase costs, or adversely affect market demand. These risks are compounded by the potential for government interventions, such as trade restrictions, tariffs, sanctions, export controls or blockades, which may affect our ability to operate or source products from Taiwan and/or other affected regions. Moreover, changes in laws and regulations, including those relating to technology, intellectual property, labor practices, and environmental regulations, may also introduce additional uncertainty and operational challenges.

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

On March 29, 2023, the Company redeemed 509,712 shares of its common stock subject to redemption at $10.56 per share for $5.4 million. On September 26, 2023, the Company redeemed 21,208 shares of its common stock subject to redemption at $10.77 per share for approximately $231,000. On June 26, 2024, the Company redeemed 265,564 shares of its common stock subject to redemption at $11.60 per share for approximately $3.1 million. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote.  A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of September 30, 2024 and December 31, 2023, the Company recorded excise tax liability of $87,087 and $56,270, respectively, calculated as 1% of shares redeemed. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023 as filed with the SEC on April 25, 2024. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future interim periods.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiaries, YD Bio Limited (f/k/a True Velocity, Inc.), Parent Merger Sub, and Company Merger Sub. From the inception of each operating subsidiary through September 30, 2024, the subsidiaries had no activity.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

,

Cash held in Trust Account

As of September 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held as cash in an interest-bearing bank demand deposit account.

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

On June 21, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to December 26, 2024 and was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.085 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 265,564 shares of the Company’s common stock were redeemed. The 893,712 shares and 1,159,276 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 the common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2023	$12,647,701
Plus:
Re-measurement of Common stock to redemption value	912,363
Less:
Common stock redeemed June 26, 2024	(3,081,712)
Common stock subject to possible redemption – September 30, 2024	$10,478,352

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024 and does not use the annual effective tax rate (AETR) method.

Net income (loss) per share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income (loss) per share of common stock. As a result, the calculated net income (loss) per share is the same for redeemable and non-redeemable shares of common stock. For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net income (loss) per share of common stock
Numerator:
Net income (loss)	$2,189,744	$(1,076,594)	$(2,722,429)	$(3,241,155)
Denominator:
Basic and diluted weighted average shares common stock outstanding	4,033,712	4,318,640	4,183,686	4,471,096
Basic and diluted net income (loss) per share common stock	$0.54	$(0.25)	$(0.65)	$(0.72)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the nine months ended September 30, 2024, the Company incurred and paid $45,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. As of September 30, 2024, the amount outstanding under this Promissory Note was $5,792,709 for direct working capital, and $989,258 for monthly SPAC extension funds the Sponsor deposited into the Trust Account during the months of September 2022 through September 2024 for a total of $6,781,967 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. The Company additionally owes the Sponsor $202,556 for expenses paid by Sponsor on behalf of the Company. The total amount owed to the Sponsor as of September 30, 2024 is $9,284,523.

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

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company will deposit $31,280 ($0.035 per share) into the Trust Account. On June 26, 2024 and August 1, 2024, Breeze executed the twenty-second and twenty-third extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth and twenty-sixth one-month extensions for the period from September 26,  2024 through November 26, 2024. On November 29, 2024, the Company filed a definitive proxy statement to hold a meeting of its stockholders on December 23, 2024 to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company, and (ii) a proposal to amend the Trust Agreement to authorize and implement by the Company, an extension in one-month intervals up to June 26, 2025.

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

Business Combination Marketing Agreement

The Company has engaged I-Bankers Securities, Inc. on November 23, 2020, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers Securities, Inc. a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.75% of the gross proceeds of our Initial Public Offering, or $3,162,500.

Merger Proxy/Business Combination Rate Agreement

On October 30, 2024, Breeze signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with YD Biopharma. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

Public Relations Agreement

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc., for public relations services for a business combination. The agreement includes an obligation to pay a Transaction Success Fee of $20,000 upon the successful completion of a business combination.

Proxy Solicitation Services Agreement

On October 17, 2024, Breeze signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc. ("D.F. King"), for proxy solicitation services associated with the business combination with YD Biopharma. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of the Breeze based upon the campaign and D.F. King's performance.

Note 7 – Warrants

As of September 30, 2024 and December 31, 2023, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the acceptance by the holders of the Company’s common stock of a tender, exchange or redemption offer. Upon such a qualifying tender cash offer (an event which could be outside the control of the Company), all Warrant holders would be entitled to cash.  This factor precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying condensed consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Modified Black Scholes Model to estimate the fair values of the warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Modified Black Scholes Model.

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

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Modified Black-Scholes model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $2,302,250 and a loss of $846,250 in the condensed consolidated statements of operations for the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $1,354,000 and $2,031,000 in the condensed consolidated statements of operations for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 893,712 and 1,159,276 shares of common stock subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Public Warrants	$2,415,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$1,139,250

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The value of the Public Warrants was transferred to Level 1 during the three months ended September 30, 2024 and there were no transfers during the year ended December 31, 2023.

The following table presents information about the Company's financial assets that were transferred from Level 3 to Level 1:

Level 3 Roll Forward of Warrant Liability - Public Warrants	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance	$3,795,000	$—
Transfer in	—	3,795,000
Transfer out	(2,415,000)	(2,415,000)
Unrealized gain	(1,380,000)	(1,380,000)
Ending balance	$—	$—
Amount of unrealized gain for the period included in income relating to assets held at the end of the reporting period	$(1,380,000)	$(1,380,000)

The Company utilized a back-solve lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2024 and December 31, 2023, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BRZHW and BREZW, respectively. The quoted prices of the Public Warrants were $0.21 and $0.13 per warrant as of September 30, 2024 and December 31, 2023, respectively.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of	As of
	September 30,	December 31,
	2024	2023
Stock price	$11.26	$11.03
Strike price	$11.50	$11.50
Probability of completing a Business Combination	14.50%	6.5%
Dividend yield	—	—
Term (in years)	5.41	5.25
Volatility	0.50%	11.30%
Risk-free rate	3.60%	3.84%
Fair value of warrants	$0.21	$0.13

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$379,750	$805,000	$1,184,750
Change in valuation inputs or other assumptions	(54,250)	(115,000)	(169,250)
Fair value as of March 31, 2023	$325,500	$690,000	$1,015,500
Change in valuation inputs or other assumptions	434,000	920,000	1,354,000
Fair value as of June 30, 2023	$759,500	$1,610,000	$2,369,500
Change in valuation inputs or other assumptions	271,250	575,000	846,250
Fair value as of September 30, 2023	$1,030,750	$2,185,000	$3,215,750

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$705,250	$1,495,000	$2,200,250
Change in valuation inputs or other assumptions	8,137,500	12,995,000	21,132,500
Fair value as of March 31, 2024	$8,842,750	$14,490,000	$23,332,750
Change in valuation inputs or other assumptions	(6,781,250)	(10,695,000)	(17,476,250)
Fair value as of June 30, 2024	$2,061,500	$3,795,000	$5,856,500
Change in valuation inputs or other assumptions	(922,250)	(1,380,000)	(2,302,250)
Fair value as of September 30, 2024	$1,139,250	$2,415,000	$3,554,250

Note 10 — Interim Income Tax

The Company's effective tax rate for the three and nine months ended September 30, 2024 was 0.55% and 0.00%, and for the three and nine months ended September 30, 2023 was -2.57% and -1.10% respectively. The Company's effective tax rate differs from the statutory income tax rate of 21.00% primarily due to the recognition of gains or losses from the change in the fair value of warrants, non-deductible transaction costs, and the valuation allowance on the deferred tax assets for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2024. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2024 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pre-tax earnings or loss.

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

On November 19, 2024 the Company announced it will hold a meeting of its stockholders on December 23, 2024 where the Company’s stockholders will be asked to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering (“IPO”), from December 26, 2024 monthly for up to six additional months at the election of the Company, ultimately until as late as June 26, 2025 and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company.

On November 25, 2024, Breeze filed an F-4 with the SEC regarding a merger with YD Bio Limited, which included a preliminary proxy statement and a prospectus in connection with the Merger Agreement and Plan of Reorganization. The transaction has been unanimously approved by the boards of directors of YD Bio Limited and Breeze.

At a Special Meeting, stockholders will be asked to consider and vote upon a proposal, which is referred to herein as the “Business Combination Proposal” to approve and adopt the Merger Agreement and Plan of Reorganization, dated September 24, 2024 (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among (i) Breeze, (ii) YD Bio Limited (f/k/a True Velocity, Inc., a wholly owned subsidiary of Breeze), a Cayman Islands exempted company (“Pubco”), (iii) Breeze Merger Sub, Inc., a Delaware corporation and which is a direct, wholly-owned subsidiary of Pubco (“Breeze Merger Sub”), (iv) BH Biopharma Merger Sub Limited, a Cayman Islands exempted company (“Company Merger Sub,” with Company Merger Sub and Breeze Merger Sub together referred to herein as the “Merger Subs”), and (v) YD Biopharma Limited, a Cayman Islands exempted company (“YD Biopharma”), including the transactions contemplated thereby. In connection with and upon the consummation of the merger contemplated by the Merger Agreement, Breeze will become a wholly-owned subsidiary of YD Bio Limited, which is hereinafter referred to (on a post-closing basis) as “Pubco.”

Pursuant to the terms of the Merger Agreement, Breeze Merger Sub will merge with and into Breeze with Breeze surviving the merger as a wholly-owned subsidiary of Pubco (the “Breeze Merger”), and Company Merger Sub will merge with and into YD Biopharma, with YD Biopharma surviving such merger as a wholly-owned subsidiary of Pubco (the “Company Merger” and together with the Breeze Merger, the “Mergers” and together with the other transactions and ancillary agreements contemplated by the Merger Agreement, the “Business Combination”).

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

As indicated in the accompanying condensed consolidated financial statements at September 30, 2024 and December 31, 2023, we had $2 and $4,228 in cash, respectively, and a working capital deficit of $9,819,425 and $7,849,292, respectively (excluding prepaid income taxes, prepaid franchise taxes and excise tax payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $2,189,744 which consisted of operating costs of $260,084 offset by a gain of $2,302,250 in the fair value of warrant liabilities and interest income of $135,536 on our Trust Account.

For the nine months ended September 30, 2024, we had a net loss of $2,722,429, which consisted of a loss of $1,354,000 in the fair value of warrant liabilities and operating costs of $1,844,532, offset by interest income of $476,103 on our Trust Account.

For the three months ended September 30, 2023, we had a net loss of $1,076,594, which consisted of a loss of $846,250 in the fair value of warrant liabilities, interest income on the Trust Account of $166,547, partially offset by operating costs of $369,952 and income tax expense of $26,939.

For the nine months ended September 30, 2023, we had a net loss of $3,241,155, which consisted of a loss of $2,031,000 in the fair value of warrant liabilities, and interest income on the Trust Account of $387,058, partially offset by operating costs of $1,563,416 and income tax expense of $33,797.

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

As of September 30, 2024, we had cash held in an interest-bearing trust account of $10,578,352.

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

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On June 26, 2024 and August 1. 2024, Breeze executed the twenty-second and twenty-third extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth, and twenty-sixth one-month extensions for the period from September 26, 2024 through November 26, 2024.  On November 29, 2024, the Company filed a definitive proxy statement to hold a meeting of its stockholders on December 23, 2024 to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company, and (ii) a proposal to amend the Trust Agreement to authorize and implement by the Company, an extension in one-month intervals up to June 26, 2025.

As of September 30, 2024, we had cash held in the trust account of $10,578,352, including $476,103 of interest. Interest income on the balance in the trust account may be used by us to pay taxes. On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes, on September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes, on September 27, 2023, $209,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes, and on June 24, 2024, $59,000 of interest income was withdrawn from the Trust Account for payment of franchise and income taxes.

For the nine months ended September 30, 2024, cash used in operating activities was $1,243,826 which was due to a net loss of $2,722,429, a non-cash decrease in fair value of warrant liabilities of $2,302,250, interest income of $476,103 on the Trust Account, and a decrease in working capital of $600,706. For the same period cash provided by investing activities was $2,875,279 which was due to an investment of cash in the Trust Account of $265,433 a redemption of common stock of $3,081,712, and a withdrawal of $59,000 to pay for franchise and income taxes, and net cash used in financing activities was $1,635,679 which was due to proceeds from working capital loans and a promissory note from Sponsor of $1,180,600 and $265,433 respectively, and a redemption of common stock of $3,081,712.

For the nine months ended September 30, 2023, cash used in operating activities was $1,336,181 which was due to net loss of $3,241,155, primarily offset by a non-cash increase in fair value of warrant liabilities of $2,031,000, interest of $387,058 on the Trust Account, and a decrease in working capital of $147,193. For the same period cash provided by investing activities was $5,429,866 which was due to investment in the Trust Account of $406,790, a redemption of common stock of $5,627,006, and net cash used in financing activities was $3,926,133 which was due to proceeds from a related party working capital loan of $1,335,400 and proceeds from a related party promissory note of $365,473 and, a redemption of common stock of $5,627,006.

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

As of September 30, 2024 and December 31, 2023, the Company had $2 and $4,228, respectively, in cash held outside the Trust Account and a working capital deficit of $9,819,425 and $7,849,292, respectively (excluding prepaid income taxes, prepaid franchise taxes and excise tax payable).

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. As of September 30, 2024, the amount outstanding under this working capital loan was $5,792,709 for direct working capital, and $989,258 for monthly SPAC extension funds for the months of September 2022 through September 2024 for a total of $6,781,967 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024.

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

Going Concern

As of September 30, 2024, the Company had $2 in cash held outside of the Trust Account and negative working capital of $9,819,425, excluding prepaid income taxes, prepaid franchise taxes and excise tax payable.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of September 30, 2024 are not sufficient to complete its planned activities. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. As of September 30, 2024, the amount outstanding under this Promissory Note was $5,792,709 for direct working capital, and $989,258 for monthly SPAC extension funds for the months of September 2022 through September 2024 for a total of $6,781,967 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) December 26, 2024. The Company additionally owes Sponsor $202,556 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of September 30, 2024 is $9,284,523.

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

On October 17, 2024, Breeze signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc. ("D.F. King"), for proxy solicitation services associated with the business combination with YD Biopharma. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of the Breeze based, upon the campaign and D.F. King's performance.

On October 30, 2024, Breeze signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with YD Biopharma. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024, because of the identified material weakness in our internal control over financial reporting described below.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fifth Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated June 21, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 27, 2024))
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE HOLDINGS ACQUISITION CORP.

Date: December 5, 2024	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)

