Form 10-K
period 2024-12-31
Breeze Holdings Acquisition Corp.
filed 2025-03-11
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (888) 273-9001

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	BRZH	OTCQX Best Market
Rights exchangeable into one-twentieth of one share of common stock	BRZHR	OTCQX Best Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	BRZHW	OTCQX Best Market

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant's common stock was not listed on an exchange or actively traded due to the registrant's delisting from the NASDAQ on May 29, 2024.  Due to the delisting, we are unable to calculate the aggregate market value of the common stock outstanding as of such date. The registrant commenced trading on the OTCQX on August 21, 2024. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of common stock on August 21, 2024, as reported on the OTCQX, was $10,009,574 (based on the closing sales price of the common stock on August 21, 2024 of $11.20.

As of March 11, 2025, 3,412,103 shares of common stock, par value $0.0001, were issued and outstanding.

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

On October 31, 2022, Breeze Holdings Acquisition Corp. ("Breeze") entered into the Original Merger Agreement, by and among Breeze, BH Velocity Merger Sub, Inc. (“Company Merger Sub”), and TV Ammo, Inc., an advanced technology manufacturing and licensing company focused on revolutionizing the global ammunition and weapons industry through the introduction of its composite-cased ammunition, innovative weapons systems and advanced manufacturing technology (“TV Ammo”). On February 14, 2024, Breeze entered into an Amended and Restated Merger Agreement and Plan of Reorganization (the “A&R Merger Agreement”), by and among Breeze, True Velocity, Inc. ("True Velocity"), Breeze Merger Sub, Inc. ("Parent Merger Sub"), Company Merger Sub, and TV Ammo, which amended and restated the Original Merger Agreement in its entirety.

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

On August 21, 2024, the Company's common stock and warrants began trading, and on August 23, 2024 the Company's rights began trading on the OTCQX Best Market under the symbols "BRZH", "BRZHW" and "BRZHR".

On September 24, 2024, Breeze Holdings Acquisition Corp., a Delaware corporation (“Breeze” or "Parent"), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among (i) Breeze, (ii) a Cayman Islands exempted company and wholly-owned subsidiary of Parent named “YD Bio Limited,” (f/k/a True Velocity, Inc., a wholly-owned subsidiary of Breeze) which name was changed to YD Bio Limited on November 18, 2024, which will enter into a joinder to the Merger Agreement (“Pubco”), (iii) Breeze Merger Sub, Inc., a Delaware corporation and which is a direct, wholly-owned subsidiary of Pubco (“Parent Merger Sub”), (iv) a Cayman Islands exempted company which will be a wholly-owned subsidiary of Pubco, expected to be named “BH Biopharma Merger Sub Limited,” and once formed, will enter into a joinder to the Merger Agreement (“Company Merger Sub,” with Company Merger Sub and Parent Merger Sub together referred to herein as the “Merger Subs”), and (v) YD Biopharma Limited, a Cayman Islands exempted company (“YD Biopharma”). YD Biopharma is the operating company of the target. Capitalized terms used herein and not defined shall have the meaning attributed to them in the Merger Agreement. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze and YD Biopharma.

The aggregate consideration to be received by the equity holders of YD Biopharma is based on a pre-transaction equity value of $647,304,110. In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, each issued and outstanding ordinary share of YD Biopharma shall be cancelled and converted into a number of Pubco Ordinary Shares based on that Exchange Ratio described below. The Exchange Ratio will be equal to (i) $647,304,110, divided by (ii) the number of fully-diluted shares of YD Biopharma Common Stock outstanding as of the Closing, further divided by (iii) an assumed value of Pubco Ordinary Shares of 10.00 per share.

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

Business Operations

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,577 of other offering costs. As of December 31, 2024, cash of $101,674 was held outside of the Trust Account and was available for working capital purposes.

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

The Company will proceed with a business combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination unless a stockholder proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation is approved and, if a majority of the outstanding shares voted are voted in favor of the business combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a business combination. If the Company seeks stockholder approval in connection with a business combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased by it during or after the Initial Public Offering in favor of approving a business combination. Additionally, each public stockholder may elect to redeem their Public Shares, regardless of whether they vote for or against a business combination.

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

On November 22, 2021, the Company announced that its sponsor, Breeze Sponsor, LLC, timely deposited an aggregate of $1,150,000 (the “Extension Payment”), representing $0.10 per public share, into the Trust Account to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. On February 22, 2022, the Company announced that its sponsor, Breeze Sponsor, LLC, timely deposited an aggregate of $1,150,000 (the “Second Extension Payment”), representing $0.10 per public share, into the Trust Account to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. The Sponsor loaned the Extension Payment and Second Extension Payment to the Company in exchange for promissory notes in the amount of the Extension Payment and Second Extension Payment. The loans under the promissory notes are non-interest bearing and will be repaid upon the consummation of a business combination. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with such extensions.

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

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company deposited $31,280 ($0.035 per share) into the Trust Account. On June 26, 2024 and August 1, 2024, Breeze executed the twenty-second and twenty-third extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth and twenty-sixth one-month extensions for the period from September 26, 2024 through November 26, 2024.

On December 23, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2025, was approved. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.295 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. On January 2, 2025, $7,353,424 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on December 23, 2024, redeeming 621,609 shares of the Company’s common stock, with 3,412,103 shares of common stock remaining outstanding after Redemption; 272,103 of the 3,412,103 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. On January 2, 2025, the Company executed the twenty-seventh and twenty-eighth one-month extensions for the period from November 26, 2024 to January 26, 2025.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $11.505 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Termination of Proposed Business Combination with TV Ammo

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

Proposed Business Combination with YD Biopharma

On September 24, 2024, Breeze Holdings Acquisition Corp., a Delaware corporation (“Breeze”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among (i) Breeze, (ii) a Cayman Islands exempted company and wholly-owned subsidiary of Parent expected to be named “YD Bio Limited,” which is in the process of being formed, and once formed will enter into a joinder to the Merger Agreement (“Pubco”), (iii) Breeze Merger Sub, Inc., a Delaware corporation and which will be a direct, wholly-owned subsidiary of Pubco (“Parent Merger Sub”), (iv) a Cayman Islands exempted company which will be a wholly-owned subsidiary of Pubco, expected to be named “BH Biopharma Merger Sub Limited,” and once formed, will enter into a joinder to the Merger Agreement (“Company Merger Sub,” with Company Merger Sub and Parent Merger Sub together referred to herein as the “Merger Subs”), and (v) YD Biopharma Limited, a Cayman Islands exempted company (“YD Biopharma”). Capitalized terms used herein and not defined shall have the meaning attributed to them in the Merger Agreement.

 The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze and YD Biopharma.

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Breeze, with Breeze continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Breeze will become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of Breeze immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Breeze common stock that have been redeemed or are owned by Breeze or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares (as defined in the Merger Agreement)) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of Pubco (other than the Parent Rights, which shall be automatically converted into ordinary shares of Pubco), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into YD Biopharma, with YD Biopharma continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) YD Biopharma will become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of YD Biopharma immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of Pubco. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in April 2025, subject to customary closing conditions, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and YD Biopharma.

 Pursuant to and in accordance with the terms set forth in the Merger Agreement, at the Parent Merger Effective Time, (a) each share of Breeze common stock, par value $0.0001 per share (“Breeze Common Stock”) outstanding immediately prior to the Parent Merger Effective Time that has not been redeemed, is not owned by Breeze or any of its direct or indirect subsidiaries as treasury shares and is not a Dissenting Parent Share will automatically convert into one ordinary share of Pubco (each, a “Pubco Ordinary Share”), (b) each Breeze Warrant shall automatically convert into one warrant to purchase a Pubco Ordinary Share (each, a “Pubco Warrant”) on substantially the same terms and conditions; and (c) each Breeze Right will be automatically converted into the number of Pubco Ordinary Shares that would have been received by the holder of such Breeze Right if it had been converted upon the consummation of a business combination in accordance with Breeze’s organizational documents.

 The aggregate consideration to be received by the equity holders of YD Biopharma is based on a pre-transaction equity value of $647,304,110. In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, each issued and outstanding ordinary share of YD Biopharma shall be cancelled and converted into a number of Pubco Ordinary Shares based on that Exchange Ratio described below. The Exchange Ratio will be equal to (i) $647,304,110, divided by (ii) the number of fully-diluted shares of YD Biopharma Common Stock outstanding as of the Closing, further divided by (iii) an assumed value of Pubco Ordinary Shares of 10.00 per share.

 The parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, Pubco’s board of directors shall consist of seven directors, consisting of two Breeze designees (at least one of whom shall be an “independent director”), four YD Biopharma designees (at least three of whom shall be “independent directors”). Additionally, certain current YD Biopharma management personnel will become officers of Pubco. To qualify as an “independent director” under the Merger Agreement, a designee shall qualify as “independent” under the rules of the Nasdaq Stock Market.

 The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining any necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), (iii) prohibitions on the parties soliciting alternative transactions, (iv) Pubco preparing and filing a registration statement on Form F-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Breeze’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties.

The representations, warranties and covenants in the Merger Agreement were made solely for the benefit of the parties to the Merger Agreement and are subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made the parties to the Merger Agreement which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Breeze does not believe that these schedules contain information that is material to an investment decision.

In addition, Pubco has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

 The obligations of Breeze, Pubco, Parent Merger Sub and Company Merger Sub (the “Breeze Parties”) and YD Biopharma to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Breeze’s stockholders, (ii) the approval of YD Biopharma’s stockholders, and (iii) Pubco’s Form F-4 registration statement becoming effective.

 In addition, the obligations of the Breeze Parties to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of YD Biopharma being true and correct to the standards applicable to such representations and warranties and each of the covenants of YD Biopharma having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination, and (iii) no Material Adverse Effect having occurred.

 The obligation of YD Biopharma to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of the Breeze Parties being true and correct to the standards applicable to such representations and warranties and each of the covenants of the Breeze Parties having been performed or complied with in all material respects, and (ii) the shares of Pubco Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Breeze and YD Biopharma, (ii) by Breeze, on the one hand, or YD Biopharma, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Breeze or YD Biopharma if the Business Combination is not consummated by April 30, 2025 (which date may be extended by mutual agreement of the parties to the Merger Agreement), (iv) by either Breeze or YD Biopharma if a meeting of Breeze’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Breeze if the YD Biopharma stockholders do not approve the Merger Agreement.

 Under certain circumstances as described further in the Merger Agreement, if the Merger Agreement is validly terminated by Breeze, YD Biopharma will pay Breeze a fee equal to the trust extension payments made by on behalf of Breeze to the trust in connection with the Business Combination of up to $150,000.

 The Merger Agreement contemplates that Breeze, Pubco and YD Biopharma shall use their commercially reasonable efforts to enter into and consummate a subscription with investors related to a private placement of shares in the Company, Breeze and/or Pubco (the “PIPE Investment”).

 Concurrently with the execution of the Merger Agreement, Breeze, Pubco, YD Biopharma and the Parent Initial Stockholders (as defined in the Merger Agreement) entered into an Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Parent Initial Stockholders: (a) agreed to vote all of their shares of Breeze Common Stock in favor of the Parent Proposals, including the adoption of the Merger Agreement and the approval of the Transactions; (b) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of the Breeze Parties’ representations, warranties, covenants, agreements or obligations under the Merger Agreement or (ii) any of the mutual or YD Biopharma conditions to the Closing in the Merger Agreement not being satisfied; (c) (i) waived, subject to and conditioned upon the Closing and to the fullest extent permitted by applicable law and the Breeze organizational documents, and (ii) agreed not to assert or perfect, any rights to adjustment or other anti-dilution protections to which such Breeze Initial Stockholder may be entitled in connection with the Mergers or the other Transactions; (d) agreed to take, or cause to be taken, all actions and to do, or cause to be done, all things reasonably necessary under applicable laws to consummate the Mergers and the other Transactions on the terms and subject to the conditions set forth in the Merger Agreement prior to any valid termination of the Merger Agreement; (e) agreed not to transfer or pledge any of their shares of Breeze Common Stock, or enter into any arrangement with respect thereto, after the execution of the Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions; and (f) waived their rights to redeem any of their shares of Breeze Common Stock in connection with the approval of the Parent Proposals.

 Concurrently with the execution of the Merger Agreement, Breeze, Pubco, YD Biopharma, and certain shareholders of YD Biopharma representing the requisite votes necessary to approve the Merger Agreement (the “YD Biopharma Equity Holders”) entered into Shareholder Support Agreements (the “Shareholder Support Agreement”), pursuant to which the YD Biopharma Equity Holders: (a) agreed to vote in favor of the adoption of the Merger Agreement and approve the Mergers and the other Transactions to which YD Biopharma is a party; (b) agreed to waive any appraisal or similar rights they may have pursuant to Cayman law with respect to the Mergers and the other Transactions; (d) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of YD Biopharma’s representations, warranties, covenants, agreements or obligations under the Merger Agreement or (ii) any of the mutual or the Breeze Parties’ conditions to the Closing in the Merger Agreement not being satisfied; and (e) agreed not to sell, assign, transfer or pledge any of their YD Biopharma ordinary shares (or enter into any arrangement with respect thereto) after the execution of the Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions.

 Concurrently with the execution of the Merger Agreement, Breeze, Pubco, YD Biopharma, the Parent Initial Stockholders and certain YD Biopharma Equity Holders entered into a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Parent Initial Stockholders and such YD Biopharma Equity Holders agreed, among other things, to refrain from selling or transferring their shares of Pubco Common Stock for a period of eight (8) months following the Closing, subject to early release (a) of 10% of their shares of Pubco Common Stock if the daily volume weighted average closing sale price of Pubco Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period beginning on the four-month anniversary of the Closing exceeds $12.50 per share, (b) of an additional 10% of their shares of Pubco Common Stock if the daily volume weighted average closing sale price of Pubco Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period beginning on the four-month anniversary of the Closing exceeds $15.00 per share; (c) of all of their shares of Pubco Common Stock upon the occurrence of a Subsequent Transaction; and (d) upon the determination of the Pubco board of directors (including a majority of the independent directors) following the six month anniversary of the Closing Date.

  In accordance with the Merger Agreement, within thirty (30) days after the execution of the Merger Agreement, Breeze, the Parent Initial Stockholders, Pubco, and certain YD Biopharma Equity Holders are expected to enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Pubco will, among other things, be obligated to file a registration statement to register the resale of certain securities of Pubco held by the Parent Initial Stockholders and such YD Biopharma Equity Holders. The Registration Rights Agreement will also provide the Parent Initial Stockholders and such YD Biopharma Equity Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Corporate Information

Our executive offices are located at 955 W. John Carpenter Fwy., Suite 100-929, Irving, TX 75039 and our telephone number is (888) 273-9001.

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

Financial Position

As of December 31, 2024, we had approximately $10.5 million held in the trust account of which approximately $7.4 million was paid out on January 2, 2025 in conjunction with the redemptions from our Special Shareholders Meeting held December 23, 2024. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of March 11, 2025, the approximate per share amount in the trust account (excluding interest income) is $11.33 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Breeze prepared and filed with the SEC the Extension Proxy Statement, for the purpose of amending the Breeze organizational documents and the Trust Agreement, in each case, to extend the time period for Breeze to consummate a Business Combination from September 26, 2023 up to June 26, 2024 (the “Extension Proposal”). Breeze filed and distributed the Extension Proxy Statement to solicit proxies thereunder and held a meeting of the stockholders of Breeze to consider, vote on and approve the Extension Proposal on September 22, 2023. Breeze stockholders approved the Extension Proposal and extended the time period for Breeze to consummate a Business Combination from September 26, 2023 up to June 26, 2024.

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

Pursuant to the terms and subject to the conditions of the Merger Agreement, on December 23, 2024, the Company held a meeting of its stockholders on December 23, 2024 where they approved (i) a proposal to amend the Company’s A&R COI to authorize the Company, and (ii) a proposal to amend the Trust Agreement to authorize and implement by the Company, an extension in one-month intervals up to June 26, 2025.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, unless a stockholder proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation is approved, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

Unless a stockholder proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation is approved, our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Prior to our proxy extensions voted on May 5, 2022, September 13, 2022, March 22, 2023, September 22, 2023, June 21, 2024 and December 23, 2024, we had only 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) and unless a stockholder proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation is approved . If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $101,674 of proceeds held outside the trust account (as of December 31, 2024), and amounts raised after December 31, 2024, if any, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution as of June 26, 2025, would be approximately $11.505. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $11.505. Under Section 281(b) of the General Corporation Law of Delaware, as amended (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $11.505 per public share and (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $11.505 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $11.505 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $101,674 of proceeds held outside the trust account (as of December 31, 2024), and amounts raised after December 31, 2024, if any, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $11.505 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $11.505 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Facilities

Our executive offices are located at 955 W. John Carpenter Fwy., Suite 100-929, Irving, TX 75039 and our telephone number is (888) 273-9001. Our executive offices are provided to us by our sponsor. Commencing on the date our securities were first listed on NASDAQ, we have agreed to pay an affiliate of our sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

We were required to evaluate our internal control procedures for the fiscal years ending December 31, 2024 and 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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
•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.505 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.505 per share.
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

27

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
•

Our warrant agreement and rights agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants or rights, which could limit the ability of warrant or right holders to obtain a favorable judicial forum for disputes with our company.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As of March 11, 2025, in addition to our initial stockholders’ founder shares and representative shares, we would not require any of the 272,103 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 92% of our outstanding shares of common stock immediately following the completion of our initial public offering. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore,  unless a stockholder proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation is approved, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above unless a stockholder proposal to approve amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation is approved, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $11.505 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination within 18 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $11.505 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.505 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.505 per share” and other risk factors below.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.505 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.505 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.505 per share” and other risk factors below.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.505 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.505 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.505 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.505 per share” and other risk factors below.

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

Risks Relating to Our Securities

NASDAQ delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are no longer listed on NASDAQ. As a result, we could face significant material adverse consequences, including:

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

On August 21, 2024, the Company's common stock and warrants began trading, and on August 23, 2024 the Company’s rights began trading on the OTCQX Best Market under the symbol “BRZH”, “BRZHW” and “BRZHR”.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.505 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and continue to expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.505 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering, the sale of the private placement warrants not being held in the trust account and loans from our sponsor or management team are insufficient, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.505 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.505 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.505 per share” and other risk factors below.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, $947,443 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $11.505 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.505 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $11.505 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $11.505 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $11.505 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.505 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $11.505 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $11.505 per share.

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

We may not hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

With rising tensions around the world based on the current conflict between Ukraine and Russia, and between Israel and Hamas, we may be unable to complete a business combination if concerns related to these and other potential conflicts impact global capital markets, the ability to transfer money, currency exchange rates, cyber attacks and infrastructure including power generation and transmission, communications, and travel. Escalating conflicts could also have an impact on global demands for health care, international trade including vendor supply chains, and energy. In addition, there have been recent threats to infrastructure and equipment including cyber attacks, physical facility destruction and equipment destruction. The outcome of these conflicts or their impact cannot be predicted and may have an adverse impact in a material way on our ability to consummate a business combination, or to operate a target business with which we ultimately consummate a business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 18 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.505 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of OTCQX Best Market and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

Delays in causing extension payments to be funded to the Trust Account may contradict our governing documents.

        The monthly extension payments were and are required to be made in order to extend the business combination period monthly, and the failure to complete the liquidation of our Trust Account following a late payment may violate the terms of the Trust Agreement. As of the date of this Form10-K filing, the Board has not taken steps to commence liquidation of the Trust Account, nor discussed the commencement of a liquidation with the Trustee, however, the Company has caused additional amounts, as calculated by the Trustee, to be contributed to the Trust Account to offset any unearned interest as a result of any late payments. Any violation of the Trust Agreement could be the basis for a stockholder lawsuit against us, though all monies owed to prior redeeming stockholders have been funded by the Company including extension payments and unearned interest.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our warrant agreement and rights agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants or rights, which could limit the ability of warrant or right holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement and right agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement and rights agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement or rights agreement, as applicable. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement or rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder or right holder in any such enforcement action by service upon such warrant or right holder’s counsel in the foreign action as agent for such warrant or right holder.

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

As a result, included on our balance sheets as of December 31, 2024 and 2023, contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Breeze's management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses in those internal controls identified through such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Breeze’s management identified a material weakness in our internal control over financial reporting. The material weakness primarily related to the preparation and presentation of our 2023 income tax provision and accounting for income tax expense. Management concluded that a deficiency in internal control over financial reporting existed relating to the recognition of transaction costs related to income taxes which constituted a material weakness as defined in the SEC regulations. The material weakness resulted in an increase in the net operating loss carryforward balance, and also impacted Breeze’s income tax expense and related balance sheet accounts.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures to remedy the material weakness surrounding the preparation and review of our tax provision, but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Breeze maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats as appropriate for a Special Purpose Acquisition Company (“SPAC”). Breeze’s cybersecurity risk profile will significantly change upon completion of the pending Business Combination transaction with YD Biopharma Limited. described in Item 1. Business within this Report. The cyber risk management program will be re-evaluated upon the close of the Business Combination.

Breeze has a periodic assessment of the Company's cyber risk management program performed by a third-party specialist. The cyber risk management assessment incorporates recognized best practices and standards for cybersecurity and information technology of the National Institute of Standards and Technology Cybersecurity Framework. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists, develops a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

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

Breeze currently does not have significant operations. The Company is focused on effecting an initial business combination with one or more businesses. Upon completion of the pending Business Combination with YD Biopharma, Breeze will face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Breeze acknowledges that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. No prior cybersecurity incidents have been identified by the Company. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against Company IT assets and data, and to prevent their occurrence and recurrence where practicable, however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, the Company plans to implement initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. "Risk Factors" for more information on cybersecurity risks.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our units commenced public trading on November 23, 2020, on the NASDAQ under the symbol “BREZU” until December 23, 2020, at which time our common stock, rights and warrants began separate trading, and units ceased trading. Our common stock, rights and redeemable warrants were each traded on the NASDAQ until May 29, 2024, under the symbol “BREZ”, “BREZR” and “BREZW”, respectively. On August 21, 2024, the Company's common stock and warrants began trading, and on August 23, 2024 the Company's rights began trading on the OTCQX Best Market under the symbol “BRZH”, “BRZHW” and “BRZHR”.

(b) Holders

On March 11, 2025, there were 10 holders of record for our shares of common stock, 1 holder of our rights and 3 holders of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

In addition, our sponsor and I-Bankers purchased an aggregate of 5,425,000 warrants at a price of $1.00 per warrant, $5,425,000 in the aggregate. This purchase took place on a private placement basis simultaneously with the completion of our initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

As indicated in the accompanying financial statements, at December 31, 2024 and 2023, we had $101,674 and $4,228 in cash, respectively, and working capital deficits of $17,358,530 and $7,849,292, respectively (excluding prepaid income tax, franchise tax payable and excise tax payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net loss of $2,304,638, which consisted of a loss of $677,000 in the fair value of warrant liabilities and operating costs of $2,225,820, offset by interest income from our trust account of $598,182.

For the year ended December 31, 2023, we had net loss of $2,549,111, which consisted of a loss of $1,015,500 in the fair value of warrant liabilities, interest income from our trust account of $554,701, offset by operating and formation costs of $2,070,143 and a tax credit of $18,169.

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

As of December 31, 2024, we had cash held in the interest-bearing trust account of $10,532,045 of which $7,353,424 was disbursed January 2, 2025 in conjunction with the redemptions from our Special Shareholders Meeting held on December 23, 2024.

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

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 25, 2023, November 27, 2023, December 27, 2023, January 26, 2024, February 27, 2024, March 26, 2024, May 7, 2024 and June 3, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth, nineteenth, twentieth and twenty-first one-month extensions through June 26, 2024. On June 26, 2024 and August 1, 2024, Breeze executed the twenty-second and twenty-third one-month extensions through August 26, 2024. On November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth and twenty-sixth one-month extensions for the period from August 26, 2024 through November 26, 2024, and on December 31, 2024 the Company executed the twenty-seventh and twenty-eighth one-month extension for the period from November 26, 2024 to January 26, 2025.

As of December 31, 2024, we had cash held in the trust account of $10,532,045, including $598,182 of interest. Interest income on the balance in the trust account may be used by us to pay taxes. On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes on September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes, and on September 27, 2023, $209,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes, and on June 24, 2024 and December 30, 2024, $59,000 and $262,226 was withdrawn for franchise and income taxes, respectively.

For the year ended December 31, 2024, cash used in operating activities was $1,609,475 which was due to a net loss of $2,304,638 a non-cash decrease in fair value of warrant liabilities of $677,000, interest income of $598,182 on the Trust Account, and an increase in working capital of $616,345. For the same period cash provided by investing activities was $3,043,665 which was due to extension payments paid into the Trust Account of $359,273, a redemption of common stock of $3,081,712, and a withdrawal of interest income from the Trust Account of $321,226. For the same period net cash used in financing activities was $1,336,744 which was due to proceeds from a related party working capital loan of $1,385,695, proceeds from a related party promissory note of $359,273 and, a redemption of common stock of $3,081,712.

For the year ended December 31, 2023, cash used in operating activities was $2,024,603 which was due to a net loss of $2,549,111 a non-cash decrease in fair value of warrant liabilities of $1,015,500, interest income of $554,701 on the Trust Account, and an increase in working capital of $63,709. For the same period cash used in investing activities was $5,308,141 which was due to extension payments paid into the Trust Account of $528,514, a redemption of common stock of $5,627,005, and a withdrawal of interest income from the Trust Account of $209,650. For the same period net cash used in financing activities was $3,293,439 which was due to proceeds from a related party working capital loan of $1,811,900, proceeds from a related party promissory note of $521,666 and, a redemption of common stock of $5,627,005.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred cash underwriting commissions, and income and franchise taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024 and 2023, the Company had $101,674 and $4,228, respectively, in cash held outside of the Trust Account and working capital deficits of $17,358,530 and $7,849,292, respectively, (excluding franchise tax, prepaid income tax, and excise tax payable).

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

On November 19, 2021, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note, as amended for the maturity date, is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025. On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note, as amended for the maturity date, is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025.

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. As of December 31, 2024, the amount outstanding under this Promissory Note was $5,997,804 for direct working capital, and $1,083,097 for monthly SPAC extension funds for the months of September, 2022 through December, 2024 for a total of $7,080,901 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025. Breeze additionally owes Sponsor $202,556 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of December 31, 2024 is $9,583,457.

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

Going Concern

Management determined that the above conditions and/or events indicate that it may be probable that the Company would be unable to meet its obligations as they become due within one year from the date that the financial statements are available to be issued. Although Management plans to address this uncertainty through a Business Combination or through obtaining loans, there is no assurance that the Company’s plans to consummate the Business Combination or obtain the loans will be successful. The Company has until June 26, 2025 to consummate a business combination, and we intend to do so within this time period.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024 and 2023.

Contractual Obligations

On November 19, 2021, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note, as amended for the maturity date, is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025. On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note, as amended for the maturity date, is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025.

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000.  On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. As of December 31, 2024, the amount outstanding under this Promissory Note was $5,997,804 for direct working capital, and $1,083,097 for monthly SPAC extension funds for the month of September, 2022 through December, 2024 for a total of $7,080,901 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025. The Company additionally owes Sponsor $202,556 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of December 31, 2024 is $9,583,457.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Breeze Financial, Inc. a monthly fee of $5,000 for office space, administrative and support services to the Company.

On November 23, 2020, the Company entered into a business combination marketing agreement with I-Bankers on November 23, 2020, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. Per the terms of the agreement, the Company will pay I-Bankers a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.75% of the gross proceeds of Initial Public Offering, or $3,162,500. As of December 31, 2024, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement.

  On March 24, 2021, as supplemented on August 30, 2022, the Company signed a Legal Services Engagement Letter with Woolery & Co. ("Woolery") for services in connection with completing a business combination or a similar transaction. Services include, but are not limited to, strategic legal advice on a business combination and associated corporate matters, introductions to financial institutions to facilitate business combination financing requirements, domestic and international transaction structuring, and preparation of any required Nasdaq listing application. As of December 31, 2024, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement. Pursuant to the engagement letter, Breeze paid a non-refundable retainer of $100,000, and upon the completion of a business combination or similar transaction, Breeze is obligated to pay Woolery a fee of $2.0 million, however, Sponsor has agreed to assume $1.2 million of the obligation, and any discretionary performance fee, if warranted, and mutually and reasonably agreed upon by Breeze and Woolery. At the closing of a business combination, Breeze will pay Woolery the balance of $800,000.

On February 29, 2024, the Company signed a Public Relations Agreement, as amended, with Gateway Group, Inc.("Gateway"), for public relations services for a business combination. As of December 31, 2024, Gateway has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $100,000 upon the successful completion of a business combination.

On October 17, 2024, Breeze signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc. ("D.F. King"), for proxy solicitation services associated with the business combination with YD Biopharma. As of December 31, 2024, D.F. King has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of the Breeze based, upon the campaign and D.F. King's performance.

On October 30, 2024, Breeze signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with YD Biopharma. As of December 31, 2024, there were no unbilled or pending amounts to be invoiced for services that had been performed through December 31, 2024, pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, assumptions, judgements and the related policies that we believe have the most significant impact on our consolidated financial statements are described below.

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

In determining the fair value of the Company’s Public Warrants and Private Placement Warrants our third-party valuation firm uses the most observable inputs available. At December 31, 2023, the fair value of the Company’s Private Placement Warrants was based on a Modified Black-Scholes model, and the Public Warrants utilized the trading price of the Company’s Public Warrants. At December 31, 2024, the fair value of both the Company’s Private Placement Warrants and Public Warrants utilized the Company’s trading price of the Public Warrants. As of December 31, 2024, the Company determined that utilizing the Modified Black-Scholes model to value the Private Placement Warrants deviated too far from what would be expected if the Private Placement Warrants were publicly traded as the terms of the Public Warrants and Private Placement Warrants are similar. Some of the inputs used in the models include the dividend yield on the Company’s common stock, expected common stock price volatility, risk-free interest rate, expected business combination date and probability of completing the business combination. Several of these inputs are known and several use judgments. For instance, the probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. The average and 1st and 3rd quartiles of the implied probability of completion then formulates the basis for the probability utilized for the Company in the models. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation of its Public Warrants and Private Placement Warrants for valuation dates where the trading price of the Public Warrants was not used, and may have a material impact on the valuation of these warrants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2024, because of the identified material weakness in our internal control over financial reporting, described below.

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

Under the supervision, and with the participation of, our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weakness discussed below.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report our directors and officers are as follows:

Name	Age	Title
J. Douglas Ramsey, Ph.D.	64	Chairman, Chief Executive Officer and Chief Financial Officer
Russell D. Griffin	61	President and Director
Charles C. Ross, P.E.	68	Chief Operating Officer
James L. Williams	71	Independent Director
Albert McLelland	66	Independent Director
Robert Lee Thomas	65	Independent Director
Bill Stark	69	Independent Director

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

Director Independence

OTCQX and NASDAQ listing standards  require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. McLelland, Mr. Thomas, Mr. Stark, and Gen. Williams are “independent directors” as defined in OTCQX and NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Messrs. McLelland, Thomas and Williams serve as members of our audit committee, and Mr. McLelland serves as its chairman. Under the OTCQX and NASDAQ listing standards and applicable SEC rules, we were required to and still have at least three members on the audit committee. The rules of OTCQX, NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Messrs. McLelland, Thomas and Williams qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. McLelland qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Messrs. McLelland, Thomas and Stark serve as members of our compensation committee, and Mr. Thomas serves as its chairman. Under the OTCQX and NASDAQ listing standards and applicable SEC rules, we were required to and still have at least two members on the compensation committee, all of whom must be independent.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by OTCQX, NASDAQ and the SEC.

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

The nominating and corporate governance committee is governed by a charter that complies with the rules of OTCQX and NASDAQ.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

The beneficial ownership of our shares of common stock is based on 3,412,103 shares of common stock issued and outstanding as of March 11, 2025.

	Common Stock
Name of Beneficial Owner (1)		Approximate
		Percentage of
	Number of Shares	Outstanding
	Beneficially Owned	Common Stock
Breeze Sponsor, LLC	2,475,000	72.5%
J. Douglas Ramsey, Ph.D. (2)	2,475,000	72.5%
Russell D. Griffin (3)	—	*
Charles C. Ross (3)	—	*
Albert McLelland	25,000	*
Bill Stark	25,000	*
Robert Lee Thomas	25,000	*
James L. Williams	—	*
All directors and executive officers as a group (7 individuals)	2,550,000	74.7%
I-Bankers Securities, Inc.	512,500	12.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Breeze Holdings Acquisition Corp., 955 W. John Carpenter Fwy., Suite 100-929, Irving, TX 75039.

(2)

Represents shares of common stock owned by our sponsor, Breeze Sponsor, LLC. Dr. Ramsey is the manager of the Sponsor and has voting and dispositive control over all such shares. Dr. Ramsey disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein. Our Sponsor has agreed to transfer 15,000 shares of its common stock to each independent director upon the closing of an initial business combination by the Company, with such shares currently beneficially owned by Sponsor. There are no signed agreements associated with these transfers.

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

On November 19, 2021, the sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note (the “Note”), as amended for the maturity date, to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. The Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note, as amended for the maturity date, to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025.

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

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company deposited $31,280 ($0.035 per share) into the Trust Account. On June 26, 2024 and August 1, 2024, Breeze executed the twenty-second and twenty-third extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth and twenty-sixth one-month extensions for the period from September 26, 2024 through November 26, 2024.

On December 23, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2025, was approved. The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. On December 31, 2024 the company executed the twenty-seventh and twenty-eighth one-month extension for the period from November 26, 2024 to January 26, 2025.

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

We entered into a registration rights agreement with respect to the founder shares and the private placement warrants.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and December 31, 2023 totaled $391,370 and $321,154, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2024 and December 31, 2023, respectively.

Tax Fees. We paid Marcum $21,887 and $19,055 for tax planning and tax advice for the years ended December 31, 2024 and December 31, 2023, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2024 and December 31, 2023, respectively.

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

Exhibit No.	Description

2.1	Merger Agreement and Plan of Reorganization, dated as of September 24, 2024, by and among Breeze, Breeze Merger Sub and YD Biopharma (filed as Exhibit 2.1 to the form 8-K filed as of September 25, 2024).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 of the registrant’s Form S-1 (file no. 333-249677).
3.2	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated May 9, 2022 (filed as exhibit 3.1 to the Form 8-K filed May 9, 2022).
3.3	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated September 13, 2022 (filed as exhibit 3.1 to the Form 8-K filed September 15, 2022).
3.4	Bylaws (incorporated by reference to exhibit 3.4 of the registrant’s Form S-1 (file no. 333-249677).
3.5	Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated December 23, 2024 (filed as exhibit 3.1 to the Form 8-K filed December 30, 2024).
4.1	Warrant Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated November 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.3	Description of Registrant’s Securities (filed as exhibit 4.3 to the Form 10-K filed March 31, 2021).
4.4	Amended and Restated Rights Agreement, dated as of January 26, 2022, between Breeze Holdings Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.1	Letter Agreement, dated November 23, 2020, by and among the Company, Breeze Sponsor, LLC and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.3	Registration Rights Agreement, dated November 23, 2020, by and among the Company and certain holders party thereto. (1)
10.4	Administrative Services Agreement, dated November 23, 2020, by and between the Company and Breeze Sponsor, LLC. (1)
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

10.7	Termination Notification Letter, dated August 5, 2024, from TV Ammo to Breeze Holdings Acquisition Corp. (filed as Item 1.02 to the Form 8-K filed August 9, 2024).
10.8	Sponsor Support Agreement dated as of September 24,2024 (filed as exhibit 10.1 to the Form 8-K filed September 25, 2024).
10.9	Shareholder Support Agreement dated as of September 24,2024 (filed as exhibit 10.2 to the Form 8-K filed September 25, 2024).
10.10	Lock-Up Agreement dated as of September 24,2024 (filed as exhibit 10.3 to the Form 8-K filed September 25, 2024).

Exhibit No.	Description

14	Code of Ethics (incorporated by reference to exhibit 14 of the registrant’s Form S-1 (file no. 333-249677).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Breeze Holdings Acquisition Corp. Dodd-Frank Restatement Recoupment Policy (filed as exhibit 97.1 to the form 10-K/A filed April 24, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 27, 2020.
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

March 11, 2025

BREEZE HOLDINGS ACQUISITION CORP.

/s/ J. Douglas Ramsey
Name: J. Douglas Ramsey
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Douglas Ramsey	Chairman, Chief Executive Officer and Chief	March 11, 2025
J. Douglas Ramsey	Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ Russell D. Griffin	President and Director	March 11, 2025
Russell D. Griffin

/s/ James L. Williams	Director	March 11, 2025
James L. Williams

/s/ Albert McLelland	Director	March 11, 2025
Albert McLelland

/s/ Bill Stark	Director	March 11, 2025
Bill Stark

/s/ Robert L. Thomas	Director	March 11, 2025
Robert L. Thomas

BREEZE HOLDINGS ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Breeze Holdings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Breeze Holdings Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before June 26, 2025. The Company entered into a Merger Agreement and Plan of Reorganization with a business combination target on September 24, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 26, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 26, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 11, 2025

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$101,674	$4,228
Due from Sponsor	53,905	18,672
Prepaid expenses	55,305	148,953
Prepaid franchise taxes	—	57,550
Prepaid income taxes	36,689	36,742
Total Current Assets	247,573	266,145
Cash held in Trust Account	10,532,045	12,977,528
Total Assets	$10,779,618	$13,243,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$632,533	$206,639
Trust amount payable to redeeming stockholders	7,353,424	—
Franchise tax payable	50,450	—
Excise tax payable	160,441	56,270
Due to Sponsor	9,583,457	7,814,506
Total Current Liabilities	17,780,305	8,077,415
Warrant liabilities	2,877,250	2,200,250
Total Liabilities	20,657,555	10,277,665
Commitments
Common stock subject to possible redemption, 893,712 and 1,159,276 shares at redemption value as of December 31, 2024 and 2023, respectively	3,078,621	12,647,701
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares and 3,140,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively (excluding 893,712 and 1,159,276 shares subject to possible redemption, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(12,956,873)	(9,682,008)
Total Stockholders’ Deficit	(12,956,558)	(9,681,693)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$10,779,618	$13,243,673

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2024	December 31, 2023
Operating and formation costs	$2,225,820	$2,070,143
Loss from operations	(2,225,820)	(2,070,143)
Other (expenses) income:
Interest income	598,182	554,701
Change in fair value of warrant liabilities	(677,000)	(1,015,500)
Total other expenses, net	(78,818)	(460,799)
Loss before income taxes	(2,304,638)	(2,530,942)
Income tax expense	—	(18,169)
Net loss	$(2,304,638)	$(2,549,111)
Basic and diluted weighted average shares outstanding	4,145,884	4,427,788
Basic and diluted net loss per share of Common Stock	$(0.56)	$(0.58)

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
December 31, 2022	3,140,000	$315	$—	$(6,532,077)	$(6,531,762)
Re-measurement of Common Stock to redemption value	—	—	—	(544,550)	(544,550)
Excise taxes payable	—	—	—	(56,270)	(56,270)
Net loss	—	—	—	(2,549,111)	(2,549,111)
December 31, 2023	3,140,000	$315	$—	$(9,682,008)	$(9,681,693)
Re-measurement of Common Stock to redemption value	—	—	—	(866,056)	(866,056)
Excise taxes payable	—	—	—	(104,171)	(104,171)
Net loss	—	—	—	(2,304,638)	(2,304,638)
December 31, 2024	3,140,000	$315	$—	$(12,956,873)	$(12,956,558)

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net loss	$(2,304,638)	$(2,549,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income held in Trust Account	(598,182)	(554,701)
Change in fair value of warrant liabilities	677,000	1,015,500
Changes in operating assets and liabilities:
Prepaid expenses	58,415	10,951
Prepaid franchise taxes	57,550	(47,550)
Prepaid income taxes	53	(36,742)
Accounts payable and accrued expenses	449,877	139,139
Franchise tax payable	50,450	—
Income tax payable	—	(2,089)
Net cash used in operating activities	(1,609,475)	(2,024,603)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(359,273)	(528,514)
Cash withdrawn from Trust Account to redeeming stockholders	3,081,712	5,627,005
Cash withdrawn from Trust Account to pay franchise and income taxes	321,226	209,650
Net cash provided by investing activities	3,043,665	5,308,141
Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	1,385,695	1,811,900
Proceeds from promissory note for extensions– related party	359,273	521,666
Redemptions of common stock	(3,081,712)	(5,627,005)
Net cash used in financing activities	(1,336,744)	(3,293,439)
Net Change in Cash	97,446	(9,901)
Cash – Beginning of year	4,228	14,129
Cash – End of year	$101,674	$4,228
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$160,441	$56,270
Re-measurement of common stock to redemption value	$866,056	$544,550
Trust amount payable to redeeming stockholders	$7,353,424	$—

The accompanying notes are an integral part of the consolidated financial statements.

BREEZE HOLDINGS ACQUISITON CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 11, 2020 (inception) through December 31, 2024 , relate to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 25, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,425,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Breeze Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and I-Bankers Securities, Inc. ("I-Bankers"), generating gross proceeds of $5,425,000, which is described in Note 4.

Following the closing of the Initial Public Offering on November 25, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $1,725,000 from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. As of December 31, 2024 and 2023 all funds in the trust account were held in cash in an interest-bearing account.

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of December 31, 2024, cash of $101,674 was held outside of the Trust Account and was available for working capital purposes.

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

Unless a stockholder proposal to approve amendment to the Company’s Amended and Restated Certificate of Incorporation ("A&R COI") to eliminate the limitation is approved, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its A&R COI, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased by it during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, regardless of whether they vote for or against a Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s A&R COI provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 10% or more of the Public Shares, without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares and (c) not to propose an amendment to the A&R COI (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the approved time period through June 26, 2025, (the "Combination Period").

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

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company deposited $31,280 ($0.035 per share) into the Trust Account. On June 26, 2024 and August 1, 2024, Breeze executed the twenty-second and twenty-third extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth and twenty-sixth one-month extensions for the period from September 26, 2024 through November 26, 2024. On January 2, 2025, the Company executed the twenty-seventh and twenty-eighth one-month extensions for the period from November 26, 2024 to January 26, 2025.

On December 23, 2024, the Company held a meeting of its stockholders where they approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of December 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as June 26, 2025), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company.  As of December 31, 2024, the first one-month extension payment of $9,523, has been deposited in the Trust Account. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

If the Company executes all six (6) extensions, it will have until June 26, 2025 (unless the Company’s shareholders approve a proposal to amend the A&R COI to permit an extension of up to six additional one-month periods) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $11.505 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On September 24, 2024, Breeze Holdings Acquisition Corp., a Delaware corporation (“Breeze” or "Parent"), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among (i) Breeze, (ii) a Cayman Islands exempted company and wholly-owned subsidiary of Parent named “YD Bio Limited,” (f/k/a True Velocity, Inc., a wholly-owned subsidiary of Breeze) which name was changed to YD Bio Limited on November 18, 2024, which will enter into a joinder to the Merger Agreement (“Pubco”), (iii) Breeze Merger Sub, Inc., a Delaware corporation and which is a direct, wholly-owned subsidiary of Pubco (“Parent Merger Sub”), (iv) a Cayman Islands exempted company which will be a wholly-owned subsidiary of Pubco, expected to be named “BH Biopharma Merger Sub Limited,” and once formed, will enter into a joinder to the Merger Agreement (“Company Merger Sub,” with Company Merger Sub and Parent Merger Sub together referred to herein as the “Merger Subs”), and (v) YD Biopharma Limited, a Cayman Islands exempted company (“YD Biopharma”). YD Biopharma is the operating company of the target. Capitalized terms used herein and not defined shall have the meaning attributed to them in the Merger Agreement.

The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Breeze and YD Biopharma.

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Breeze, with Breeze continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Breeze will become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of Breeze immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Breeze common stock that have been redeemed or are owned by Breeze or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares (as defined in the Merger Agreement)) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of Pubco (other than the Parent Rights, which shall be automatically converted into ordinary shares of Pubco), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into YD Biopharma, with YD Biopharma continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) YD Biopharma will become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of YD Biopharma immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of Pubco. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in April 2025, subject to customary closing conditions, the receipt of certain governmental approvals and the required approval by the stockholders of Breeze and YD Biopharma.

Pursuant to and in accordance with the terms set forth in the Merger Agreement, at the Parent Merger Effective Time, (a) each share of Breeze common stock, par value $0.0001 per share (“Breeze Common Stock”) outstanding immediately prior to the Parent Merger Effective Time that has not been redeemed, is not owned by Breeze or any of its direct or indirect subsidiaries as treasury shares and is not a Dissenting Parent Share will automatically convert into one ordinary share of Pubco (each, a “Pubco Ordinary Share”), (b) each Breeze Warrant shall automatically convert into one warrant to purchase a Pubco Ordinary Share (each, a “Pubco Warrant”) on substantially the same terms and conditions; and (c) each Breeze Right will be automatically converted into the number of Pubco Ordinary Shares that would have been received by the holder of such Breeze Right if it had been converted upon the consummation of a business combination in accordance with Breeze’s organizational documents.

The aggregate consideration to be received by the equity holders of YD Biopharma is based on a pre-transaction equity value of $647,304,110. In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, each issued and outstanding ordinary share of YD Biopharma shall be cancelled and converted into a number of Pubco Ordinary Shares based on that Exchange Ratio described below. The Exchange Ratio will be equal to (i) $647,304,110, divided by (ii) the number of fully-diluted shares of YD Biopharma Common Stock outstanding as of the Closing, further divided by (iii) an assumed value of Pubco Ordinary Shares of 10.00 per share.

The parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, Pubco’s board of directors shall consist of seven directors, consisting of two Breeze designees (at least one of whom shall be an “independent director”), four YD Biopharma designees (at least three of whom shall be “independent directors”). Additionally, certain current YD Biopharma management personnel will become officers of Pubco. To qualify as an “independent director” under the Merger Agreement, a designee shall qualify as “independent” under the rules of the Nasdaq Stock Market.

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining any necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), (iii) prohibitions on the parties soliciting alternative transactions, (iv) Pubco preparing and filing a registration statement on Form F-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Breeze’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties.

The representations, warranties and covenants in the Merger Agreement were made solely for the benefit of the parties to the Merger Agreement and are subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made the parties to the Merger Agreement which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Breeze does not believe that these schedules contain information that is material to an investment decision.

In addition, Pubco has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

The obligations of Breeze, Pubco, Parent Merger Sub and Company Merger Sub (the “Breeze Parties”) and YD Biopharma to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Breeze’s stockholders, (ii) the approval of YD Biopharma’s stockholders, and (iii) Pubco’s Form F-4 registration statement becoming effective.

In addition, the obligations of the Breeze Parties to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of YD Biopharma being true and correct to the standards applicable to such representations and warranties and each of the covenants of YD Biopharma having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination, and (iii) no Material Adverse Effect having occurred.

The obligation of YD Biopharma to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of the Breeze Parties being true and correct to the standards applicable to such representations and warranties and each of the covenants of the Breeze Parties having been performed or complied with in all material respects, and (ii) the shares of Pubco Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Breeze and YD Biopharma, (ii) by Breeze, on the one hand, or YD Biopharma, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Breeze or YD Biopharma if the Business Combination is not consummated by April 30, 2025 (which date may be extended by mutual agreement of the parties to the Merger Agreement), (iv) by either Breeze or YD Biopharma if a meeting of Breeze’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Breeze if the YD Biopharma stockholders do not approve the Merger Agreement.

Under certain circumstances as described further in the Merger Agreement, if the Merger Agreement is validly terminated by Breeze, YD Biopharma will pay Breeze a fee equal to the actual documented expenses incurred by Breeze in connection with the Business Combination of up to $150,000.

The Merger Agreement contemplates that Breeze, Pubco and YD Biopharma shall use their commercially reasonable efforts to enter into and consummate a subscription with investors related to a private placement of shares in the Company, Breeze and/or Pubco (the “PIPE Investment”).

Concurrently with the execution of the Merger Agreement, Breeze, Pubco, YD Biopharma and the Parent Initial Stockholders (as defined in the Merger Agreement) entered into an Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Parent Initial Stockholders: (a) agreed to vote all of their shares of Breeze Common Stock in favor of the Parent Proposals, including the adoption of the Merger Agreement and the approval of the Transactions; (b) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of the Breeze Parties’ representations, warranties, covenants, agreements or obligations under the Merger Agreement or (ii) any of the mutual or YD Biopharma conditions to the Closing in the Merger Agreement not being satisfied; (c) (i) waived, subject to and conditioned upon the Closing and to the fullest extent permitted by applicable law and the Breeze organizational documents, and (ii) agreed not to assert or perfect, any rights to adjustment or other anti-dilution protections to which such Breeze Initial Stockholder may be entitled in connection with the Mergers or the other Transactions; (d) agreed to take, or cause to be taken, all actions and to do, or cause to be done, all things reasonably necessary under applicable laws to consummate the Mergers and the other Transactions on the terms and subject to the conditions set forth in the Merger Agreement prior to any valid termination of the Merger Agreement; (e) agreed not to transfer or pledge any of their shares of Breeze Common Stock, or enter into any arrangement with respect thereto, after the execution of the Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions; and (f) waived their rights to redeem any of their shares of Breeze Common Stock in connection with the approval of the Parent Proposals.

The foregoing description of the Sponsor Support Agreement is subject to and qualified in its entirety by reference to the full text of the Sponsor Support Agreement, and the terms of which are incorporated herein by reference. Any capitalized terms used in this section entitled “Sponsor Support Agreement” and not otherwise defined herein shall have the meanings assigned to them in the Sponsor Support Agreement.

Concurrently with the execution of the Merger Agreement, Breeze, Pubco, YD Biopharma, and certain shareholders of YD Biopharma representing the requisite votes necessary to approve the Merger Agreement (the “YD Biopharma Equity Holders”) entered into Shareholder Support Agreements (the “Shareholder Support Agreement”), pursuant to which the YD Biopharma Equity Holders: (a) agreed to vote in favor of the adoption of the Merger Agreement and approve the Mergers and the other Transactions to which YD Biopharma is a party; (b) agreed to waive any appraisal or similar rights they may have pursuant to Cayman law with respect to the Mergers and the other Transactions; (d) agreed to vote against any other matter, action, agreement, transaction or proposal that would reasonably be expected to result in (i) a breach of any of YD Biopharma’s representations, warranties, covenants, agreements or obligations under the Merger Agreement or (ii) any of the mutual or the Breeze Parties’ conditions to the Closing in the Merger Agreement not being satisfied; and (e) agreed not to sell, assign, transfer or pledge any of their YD Biopharma ordinary shares (or enter into any arrangement with respect thereto) after the execution of the Merger Agreement and prior to the Closing Date, subject to certain customary conditions and exceptions.

Concurrently with the execution of the Merger Agreement, Breeze, Pubco, YD Biopharma, the Parent Initial Stockholders and certain YD Biopharma Equity Holders entered into a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Parent Initial Stockholders and such YD Biopharma Equity Holders agreed, among other things, to refrain from selling or transferring their shares of Pubco Common Stock for a period of eight (8) months following the Closing, subject to early release (a) of 10% of their shares of Pubco Common Stock if the daily volume weighted average closing sale price of Pubco Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period beginning on the four-month anniversary of the Closing exceeds $12.50 per share, (b) of an additional 10% of their shares of Pubco Common Stock if the daily volume weighted average closing sale price of Pubco Common Stock quoted on the Nasdaq for any 20 trading days within any 30 consecutive trading day period beginning on the four-month anniversary of the Closing exceeds $15.00 per share; (c) of all of their shares of Pubco Common Stock upon the occurrence of a Subsequent Transaction; and (d) upon the determination of the Pubco board of directors (including a majority of the independent directors) following the six month anniversary of the Closing Date.

In accordance with the Merger Agreement, within thirty (30) days after the execution of the Merger Agreement, Breeze, the Parent Initial Stockholders, Pubco, and certain YD Biopharma Equity Holders are expected to enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Pubco will, among other things, be obligated to file a registration statement to register the resale of certain securities of Pubco held by the Parent Initial Stockholders and such YD Biopharma Equity Holders. The Registration Rights Agreement will also provide the Parent Initial Stockholders and such YD Biopharma Equity Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Going concern

As of December 31, 2024, the Company had $101,674 in cash held outside of the Trust Account and a working capital deficit of $17,358,530 (excluding prepaid income tax, franchise tax payable and excise tax payable).

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements are issued.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a business combination. In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. There is no assurance that the Company’s plans to consummate a business combination or obtain loans will be successful or successful within the Combination Period.

The Company has until June 26, 2025 to consummate a business combination, and we intend to do so within this time period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

On March 29, 2023, the Company redeemed 509,712 shares of its common stock subject to redemption at $10.56 per share for $5.4 million. On September 26, 2023, the Company redeemed 21,208 shares of its common stock subject to redemption at $10.77 per share for approximately $231,000. On June 21, 2024, the Company redeemed 265,564 shares of its common stock subject to redemption at $11.60 per share for approximately $2.9 million. On December 23, 2024, the Company redeemed 621,609 shares of its common stock subject to redemption at $11.83 per share for approximately $7.4 million, which was paid on January 2, 2025. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of December 31, 2024, the Company recorded $160,441 of excise tax liability calculated as 1% of shares redeemed on March 29, 2023, September 26, 2023, June 21, 2024 and December 23, 2024. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiaries, YD Bio Limited (f/k/a True Velocity, Inc.), Parent Merger Sub, and Company Merger Sub. From the inception of each operating subsidiary through December 31, 2024, the subsidiaries had no activity after elimination of all intercompany transactions and balances as of December 31, 2024 and 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash held in Trust Account

At December 31, 2024 and 2023, all of the assets held in the Trust Account were held as cash in an interest-bearing bank demand deposit account.

Common stock subject to possible redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s A&R COI. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Therefore, all of the shares of common stock sold as part of the Units in the Initial Public offering have been classified outside of permanent equity.

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

On June 21, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to December 26, 2024 and was approved. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.085 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In connection with the extension proposal, 265,564 shares of the Company’s common stock were redeemed, representing 6.2% of Breeze’s total outstanding shares at the time of the vote.

On December 23, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2025 and was approved. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem 621,609 of their shares for a pro rata portion of the amount then in the Trust Account ($11.83 per share), which included any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The Company recorded a liability of approximately $7.4 million as of December 31, 2024 for the payment of its obligation for the share redemption. On January, 2, 2025, 621,609 shares of the Company’s common stock were redeemed. The 893,712 shares and 1,159,276 shares of common stock remaining from the Initial Public Offering at December 31, 2024 and 2023, respectively, were classified outside of permanent equity.

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

As of December 31, 2024, the common stock reflected in the consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2023	$12,647,701
Plus:
Re-measurement of common stock to redemption value	866,056
Less:
Common stock redeemed	(10,435,136)
Common stock subject to possible redemption – December 31, 2024	$3,078,621

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7 issued in connection with the Initial Public Offering) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company's consolidated statements of operations.

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share". Net loss per share of common stock is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net loss per share of common stock. As a result, the calculated net loss per share is the same for redeemable and non-redeemable shares of common stock. At December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Numerator:
Net loss	$(2,304,638)	$(2,549,111)
Denominator:
Weighted average shares of Common Stock	4,145,884	4,427,788
Basic and diluted net loss per share of Common Stock	$(0.56)	$(0.58)

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

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements (see Note 11).

Recently Issued Accounting Standards

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit on November 23, 2020, for an aggregate purchase price of $100,000,000. Each Unit consists of one share of common stock, $0.0001 par value, one Right to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination and one redeemable warrant (“Public Warrant”). In connection with the underwriters’ exercise of the over-allotment option on November 25, 2020, the Company sold an additional 1,500,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 18 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to June 26, 2025, assuming all remaining one-month extensions are utilized, the Warrants will expire worthless at the end of such period.

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

The Company had agreed with each of its four independent directors (the “Directors”) subsequent to incorporation of the Company to provide them the right to each purchase 25,000 Founder Shares with a par value of $0.0001 of the Company from Breeze Sponsor, LLC (the “Sponsor”). The Directors each exercised their right in full on July 6, 2021 and purchased 100,000 shares (25,000 per each Director) of the Founder Shares from Sponsor for a total of $10 in the aggregate. Sponsor has agreed to transfer 15,000 Founder Shares to each of the Directors upon the closing of a Business Combination by the Company, with such shares currently beneficially owned by Sponsor.

The Sponsor and I-Bankers purchased an aggregate of 5,425,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of Breeze’s IPO. Of such amount, 4,325,000 Private Placement Warrants were purchased by the Sponsor, and an aggregate of 1,100,000 Private Placement Warrants were purchased by I-Bankers and Northland. The Private Placement Warrants (including the common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of Breeze’s initial business combination.

If any of Breeze’s officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Breeze’s executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on Breeze’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Breeze’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or Breeze’s or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on Breeze’s behalf.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For each of the years ended December 31, 2024 and 2023, the Company incurred $60,000 in fees for these services, of which such amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such loans would be evidenced by promissory notes. The notes would be repaid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans.

On November 19, 2021 (as amended), the Sponsor loaned Breeze an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which Breeze has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025. On February 18, 2022 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company had to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025.

On February 1, 2022 (as amended), the Company signed a Promissory Note for working capital with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. As of December 31, 2024, the amount outstanding under this Promissory Note was $5,997,804 for direct working capital, and $1,083,097 for monthly SPAC extension funds for the month of September 2022 through December 2024 for a total of $7,080,901 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2024. The Company additionally owes Sponsor $202,556 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of December 31, 2024 is $9,583,457.

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

The Company held a meeting of its stockholders on September 22, 2023 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2023, up to nine (9) times for an additional one (1) month each time (ultimately until as late as June 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company deposited ($0.035 per share) into the Trust Account. On September 27, 2023 Breeze executed the thirteenth one-month extension through October 26, 2023. On October 24, 2023, November 26, 2023, December 27, 2023, January 26, 2024,  February 27, 2024, March 26, 2024, May 7, 2024 and June 3, 2024 Breeze executed the fourteenth, fifteenth, sixteenth, seventeenth, eighteenth, nineteenth, twentieth and twenty-first one-month extensions through June 26, 2024.

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company deposited ($0.035 per share) into the Trust Account. On June 26, 2024 and August 1, 2024, Breeze executed the twenty-second and twenty-third extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth and twenty-sixth one-month extensions for the period from September 26, 2024 through November 26, 2024. On December 31, 2024 the company executed the twenty-seventh and twenty-eighth one-month extension for the period from November 26, 2024 to January 26, 2025.

On December 23, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2025 was approved. For each one-month extension the Company will deposit ($0.035 per share) into the Trust Account.

Extension payments are funded in the form of a loan from Sponsor. The loans are non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it will repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

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

Note 6 — Commitments

Registration and Stockholder Rights

Pursuant to a registration rights and stockholder agreement entered into on November 23, 2020, the holders of the Founder Shares and Private Placement Warrants (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and upon conversion of the Founder Shares) will be entitled to registration and stockholder rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In the case of the private placement warrants and representative shares issued to I-Bankers Securities, the demand registration rights provided will not be exercisable for longer than five years from the effective date of the registration statement in compliance with FINRA Rule 5110(g)(8)(C) and the piggyback registration right provided will not be exercisable for longer than seven years from the effective date of the registration statement in compliance with FINRA Rule 5110(g)(8)(D). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company has engaged I-Bankers on November 23, 2020, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.75% of the gross proceeds of Initial Public Offering, or $3,162,500. As of December 31, 2024, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement.

Strategic Legal Advisory Services

On March 24, 2021, as supplemented on August 30, 2022, the Company signed a Legal Services Engagement Letter with Woolery & Co. ("Woolery") for services in connection with completing a business combination or a similar transaction. Services include, but are not limited to, strategic legal advice on a business combination and associated corporate matters, introductions to financial institutions to facilitate business combination financing requirements, domestic and international transaction structuring, and preparation of any required Nasdaq listing application. As of December 31, 2024, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement. Pursuant to the engagement letter, Breeze paid a non-refundable retainer of $100,00, and upon the completion of a business combination or similar transaction, Breeze is obligated to pay Woolery a fee of $2.0 million, however, Sponsor has agreed to assume $1.2 million of the obligation, and a discretionary performance fee, if warranted, and mutually and reasonably agreed upon by Breeze and Woolery. At the closing of a business combination, Breeze will pay Woolery the balance of $800,000.

Merger Proxy/Business Combination Rate Agreement

On October 30, 2024, the Company signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with YD Biopharma. As of December 31, 2024, there were no unbilled or pending amounts for services that had been performed through December 31, 2024, pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

Proxy Solicitation Services Agreement

On October 17, 2024, the Company signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc.("D.F. King"), for proxy solicitation services associated with the business combination with YD Biopharma. As of December 31, 2024, D.F. King has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of Breeze, based upon the campaign and D.F. King's performance.

Public Relations Agreement

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc. ("Gateway"), for public relations services for the business combination with YD Biopharma. As of December 31, 2024, Gateway has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $100,000 upon the successful completion of the business combination with YD Biopharma.

Note 7 — Warrants

As of December 31, 2024 and 2023, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the acceptance by the holders of the Company’s common stock of a tender, exchange or redemption offer. Upon such a qualifying tender cash offer (an event which could be outside the control of the Company), all Warrant holders would be entitled to cash.  This factor precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. For 2023 and certain periods in 2024, the Company utilized a Modified Black Scholes Model to estimate the fair values of the warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Modified Black Scholes Model.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of its initial business combination, we will use our reasonable best efforts to file, and within 60 business days after the closing of its initial business combination, to have declared effective, a registration statement relating to the shares of common stock issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company's common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•

if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

The Company may not redeem the warrants when a holder may not exercise such warrants.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company's board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by its initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial business combination on the date of the consummation of its initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company's common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Sponsor and I-Bankers purchased from the Company an aggregate of 5,425,000 Warrants at a price of $1.00 per Warrant (a purchase price of $5,425,000), in a private placement that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50. The purchase price of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distributions to the public stockholders and the Warrants issued to the Sponsor and I-Bankers will expire worthless.

At December 31, 2023, the fair value of the Company’s Private Placement Warrants was based on a Modified Black-Scholes model, and the Public Warrants utilized the trading price of the Company’s Public Warrants. At December 31, 2024, the fair value of both the Company’s Private Placement Warrants and Public Warrants utilized the Company’s trading price of the Public Warrants. As of December 31, 2024, the Company determined that utilizing the Modified Black-Scholes model to value the Private Placement Warrants deviated too far from what would be expected if the Private Placement Warrants were publicly traded as the terms of the Public Warrants and Private Placement Warrants are similar.

The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $677,000 and  $1,015,500 for the years ended December 31, 2024 and 2023, respectively.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. Pursuant to the Company's A&R COI, our board of directors has the express authority to the full extent provided by law to adopt any such resolution or resolutions with respect to the unissued shares of preferred stock, if any, without stockholder approval. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. Holders of shares of our common stock are entitled to one vote per share owned on each matter properly submitted to the stockholders on which the holders of the common stock are entitled to vote. The holders of shares of our common stock shall be entitled to receive dividends and other distributions (payable in cash, property or capital stock of the Company) when, as and if declared thereon by our board of directors from time to time out of any assets for funds of the Company legally available therefor and shall share equally on a per share basis in such dividends and distributions. At December 31, 2024 and 2023, there were 3,140,000 shares of common stock issued and outstanding, respectively, excluding 893,712 and 1,159,276 shares of common stock subject to possible redemption.

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

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$495,712	$71,824
Capitalized start-up costs	1,148,526	777,461
Total deferred tax assets	1,644,238	849,285
Valuation allowance	(1,644,238)	(849,285)
Deferred tax assets, net of valuation allowance	$—	$—

The income tax provisions for the year ended December 31, 2024 and 2023 consists of the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Federal
Current	$—	$18,169
Deferred	(794,953)	(226,958)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	794,953	226,958
Income tax provision	$—	$18,169

As of December 31, 2024, and 2023, the Company had available a U.S. federal operating loss carry forward of approximately $2,360,533 and $342,018, respectively, that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2024 and 2023, the valuation allowance was $1,644,238 and $849,285, respectively.

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 is as follows:

	2024	2023
Statutory U.S. Federal income tax rate	21.00%	21.00%
Change in fair market value of warrant liabilities	(6.17)%	(8.43)%
Previous tax year adjustment	—%	4.19%
Non-deductible transaction costs	19.67%	(8.26)%
Change in valuation allowance	(34.49)%	(8.97)%
Other	(0.01)%	(0.25)%
Income tax provision	0.00%	(0.72)%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value of warrants, non-deductible transaction costs and the change in the valuation allowance on deferred tax assets. The Company files income tax returns in the U.S. federal and Texas jurisdictions, both of which remain open and subject to examination.

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability – Public Warrants	$1,955,000	$—	$—
Warrant liability – Private Placement Warrants	$—	$922,250	$—

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The value of the Public Warrants was transferred from Level 1 to Level 3 during the three months ended June 30, 2024, and transferred from Level 3 to Level 1 during the three months ended September 30, 2024, and there were no transfers during the year ended December 31, 2023. The value of the Private Warrants was transferred from Level 3 to Level 2 during the three months ended December 31, 2024, and there were no transfers during the year ended December 31, 2023.

The following table presents information about the Company's financial assets that were transferred from Level 3 to Level 1:

Level 3 roll forward of Warrant Liability - Public Warrants	For The Year Ended December 31, 2024
Beginning balance	$—
Transfer in	3,795,000
Transfer out	(2,415,000)
Unrealized gain	(1,380,000)
Ending balance	$—
Amount of unrealized gain for the period included in income relating to assets held at the end of the reporting period	$(1,380,000)

The Company utilized a back-solve lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2024 and 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BRZHW and BREZW, respectively. The quoted price of the Public Warrants was $0.17 and $0.13 per warrant as of December 31, 2024 and 2023, respectively.

The Company utilized a Modified Black-Scholes model to value the Private Placement Warrants as of December 31, 2023, with changes in fair value recognized in the consolidated statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. The average and 1st and 3rd quartiles of the implied probability of completion then formulates the basis for the probability utilized for the Company in the models. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

As of December 31, 2024, the Company determined that utilizing the Modified Black-Scholes model to value the Private Placement Warrants deviated too far from what would be expected if the Private Placement Warrants were publicly traded as the terms of the Public Warrants and Private Placement Warrants are similar. Consequently, the Company used the quoted price of the Public Warrants of $0.17 per warrant as of December 31, 2024 as a proxy for the fair value of the Private Placement Warrant. Pursuant to ASC 820, since the fair value is being based on the market price of the Public Warrants (which are similar but not identical to the Private Placement Warrants), this is considered a Level 2 input as it is observable, either directly or indirectly, for the Public Warrants but is not a quoted price in an active market for identical items.

The following table presents information about the Company's financial assets that were transferred from Level 3 to Level 2:

Level 3 roll forward of Warrant Liability - Private Warrants	For The Year Ended December 31, 2024
Beginning balance	$705,250
Transfer in	—
Transfer out	(922,250)
Unrealized loss	217,000
Ending balance	$—
Amount of unrealized loss for the period included in income relating to assets held at the end of the reporting period	$217,000

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

As of December 31, 2023
Stock price	$11.03
Strike price	$11.50
Probability of completing a Business Combination	6.50%
Dividend yield	—
Term (in years)	5.25
Volatility	11.30%
Risk-free rate	3.84%
Fair value of warrants	$0.13

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$705,250	$1,495,000	$2,200,250
Change in valuation inputs or other assumptions	217,000	460,000	677,000
Fair value as of December 31, 2024	$922,250	$1,955,000	$2,877,250

Note 11 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the consolidated operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating and formation costs	$2,225,820	$2,070,143
Loss from operations	(2,225,820)	(2,070,143)
Total other expenses, net	(78,818)	(460,799)
Loss before income taxes	$(2,304,638)	$(2,530,942)
Net loss	$(2,304,638)	$(2,549,111)

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

On March 3, 2025, YD Bio Limited entered into Subscription Agreements with certain investors for the private placement of an aggregate of 1,250,000 shares of YD Bio Limited’s ordinary shares, par value $0.0001 per share, at a purchase price of $8.00 per share, for an aggregate purchase price of $9.0 million. This PIPE financing is contingent upon the successful completion of the Merger Agreement at which time the shares will be issued. The funds raised from this PIPE financing will be used to support the business combination and related transaction costs.

