Form 10-Q
period 2025-03-31
Breeze Holdings Acquisition Corp.
filed 2025-05-28
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(888) 273-9001
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

As of May 28, 2025 there were 3,412,103 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

1

BREEZE HOLDINGS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash	$403	$101,674
Due from Sponsor	53,905	53,905
Prepaid expenses	144,385	55,305
Prepaid income taxes	34,934	36,689
Total Current Assets	233,627	247,573
Cash held in Trust Account	3,282,555	10,532,045
Total Assets	$3,516,182	$10,779,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$574,766	$632,533
Trust amount payable to redeeming stockholders	—	7,353,424
Franchise tax payable	60,709	50,450
Excise tax payable	160,441	160,441
Due to Sponsor	10,041,967	9,583,457
Total Current Liabilities	10,837,883	17,780,305
Warrant liabilities	5,923,750	2,877,250
Total Liabilities	16,761,633	20,657,555
Commitments
Common stock subject to possible redemption, 272,103 and 893,712 shares at redemption value as of March 31, 2025 and December 31, 2024, respectively	3,182,555	3,078,621
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (excluding common stock subject to possible redemption, 272,103 and 893,712 shares at redemption value as of March 31, 2025 and December 31, 2024, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(16,428,321)	(12,956,873)
Total Stockholders’ Deficit	(16,428,006)	(12,956,558)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$3,516,182	$10,779,618

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Operating costs	$353,819	$1,047,041
Loss from operations	(353,819)	(1,047,041)
Other income:
Interest income	34,560	169,580
Change in fair value of warrant liabilities	(3,046,500)	(21,132,500)
Total other expenses, net	(3,011,940)	(20,962,920)
Loss before income taxes	(3,365,759)	(22,009,961)
Income tax expense	1,755	5,778
Net loss	$(3,367,514)	$(22,015,739)
Basic and diluted weighted average shares outstanding	3,419,010	4,299,276
Basic and diluted net loss per share of Common Stock	$(0.98)	$(5.12)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	3,140,000	$315	$—	$(12,956,873)	$(12,956,558)
Re-measurement of Common Stock to redemption value	—	—	—	(103,934)	(103,934)
Net loss	—	—	—	(3,367,514)	(3,367,514)
Balance – March 31, 2025	3,140,000	$315	$—	$(16,428,321)	$(16,428,006)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,140,000	$315	$—	$(9,682,008)	$(9,681,693)
Re-measurement of Common Stock to redemption value	—	—	—	(521,132)	(521,132)
Net loss	—	—	—	(22,015,739)	(22,015,739)
Balance – March 31, 2024	3,140,000	$315	$—	$(32,218,879)	$(32,218,564)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash Flows from Operating Activities:
Net loss	$(3,367,514)	$(22,015,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(34,560)	(169,580)
Change in fair value of warrant liabilities	3,046,500	21,132,500
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	(87,325)	46,340
Accounts payable and accrued expenses	(57,767)	376,738
Franchise taxes payable	10,259	—
Net cash used in operating activities	(490,407)	(629,741)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(69,374)	(121,724)
Cash withdrawn from Trust Account to redeeming stockholders	7,353,424	—
Net cash provided by (used in) investing activities	7,284,050	(121,724)
Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	389,136	630,000
Proceeds from promissory note for extensions - related party	69,374	121,724
Redemptions of common stock	(7,353,424)	—
Net cash (used in) provided by financing activities	(6,894,914)	751,724
Net Change in Cash	(101,271)	259
Cash – Beginning of period	101,674	4,228
Cash – End of period	$403	$4,487
Supplemental disclosure of non-cash financing activities:
Re-measurement of Common Stock to redemption value	$103,934	$521,132

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2020. On November 25, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,425,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Breeze Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and I-Bankers Securities, Inc, ("I-Bankers Securities"), generating gross proceeds of $5,425,000, which is described in Note 4.

Following the closing of the Initial Public Offering on November 25, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $1,725,000 from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. As of March 31, 2025 and December 31, 2024 all funds in the trust account were held in cash in an interest-bearing account.

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of March 31, 2025, cash of $403 was held outside of the Trust Account and was available for working capital purposes.

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

On December 23, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2025, was approved. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.295 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. On January 2, 2025, $7,353,424 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on December 23, 2024, redeeming 621,609 shares of the Company’s common stock, with 3,412,103 shares of common stock remaining outstanding after Redemption; 272,103 of the 3,412,103 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. On January 2, 2025, the Company executed the twenty-seventh and twenty-eighth one-month extensions for the period from November 26, 2024 to January 26, 2025. On March 18, 2025, the Company executed the twenty-ninth, thirtieth and thirty-first one-month extensions for the period from January 26, 2025 to April 26, 2025.

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

Going Concern

As of March 31, 2025, the Company had $403 in cash held outside of the Trust Account and negative working capital of $10,418,040, excluding prepaid income taxes, franchise tax payable and excise tax payable.

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

The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business. If the Company estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its business combination. Moreover, the Company may need to obtain additional financing either to complete its business combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its business combination. If the Company is unable to complete its business combination because the Company does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the trust account. In addition, following its business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of March 31, 2025 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions. Because the Company is a Delaware corporation and its securities were traded on the Nasdaq Stock Market, the Company is a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the excise tax will apply to any redemptions of its common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to its certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of an investment in the Company’s securities may decrease as a result of the excise tax. In addition, the excise tax may make a transaction with the Company less appealing to potential Business Combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial Business Combination. Further, the application of the excise tax in the event of liquidation is uncertain absent further guidance.

On March 29, 2023, the Company redeemed 509,712 shares of its common stock subject to redemption at $10.56 per share for $5.4 million. On September 26, 2023, the Company redeemed 21,208 shares of its common stock subject to redemption at $10.77 per share for approximately $231,000. On June 26, 2024, the Company redeemed 265,564 shares of its common stock subject to redemption at $11.60 per share for approximately $3.1 million. On January 2, 2025, $7,353,424 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on December 23, 2024, redeeming 621,609 shares of the Company’s common stock. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote.  A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of both March 31, 2025 and December 31, 2024, the Company had an excise tax liability of $160,441, calculated as 1% of shares redeemed on March 29, 2023, September 26, 2023, June 21, 2024 and December 23, 2024. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 as filed with the SEC on March 11, 2025. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future interim periods.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiaries, YD Bio Limited (f/k/a True Velocity, Inc.), Parent Merger Sub, and Company Merger Sub. From the inception of each operating subsidiary through March 31, 2025, the subsidiaries had no activity after elimination of all intercompany transactions and balances as of March 31, 2025 and December 31, 2024.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash held in Trust Account

As of March 31, 2025 and December 31, 2024, all of the assets held in the Trust Account were held as cash in an interest-bearing bank demand deposit account.

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

On September 13, 2022, March 22, 2023, and September 22, 2023, the Company held stockholders’ meetings at which proposals to approve the extension of time to consummate the closing of a Business Combination Agreement were approved through June 26, 2024.

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

On December 23, 2024, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to June 26, 2025 and was approved. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem 621,609 of their shares for a pro rata portion of the amount then in the Trust Account ($11.83 per share), which included any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The Company recorded a liability of approximately $7.4 million as of December 31, 2024 for the payment of its obligation for the share redemption. On January 2, 2025, 621,609 shares of the Company’s common stock were redeemed. The 272,103 and 893,712 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025 the common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2024	$3,078,621
Plus:
Re-measurement of Common stock to redemption value	103,934
Common stock subject to possible redemption – March 31, 2025	$3,182,555

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company's consolidated statements of operations. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed consolidated balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date thereafter in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the condensed consolidated statements of operations in the period of change.

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2025 and does not use the annual effective tax rate (AETR) method.

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share". Net loss per share of common stock is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net loss per share of common stock. As a result, the calculated net loss per share is the same for redeemable and non-redeemable shares of common stock. For the three months ended March 31, 2025 and March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per share of common stock
Numerator:
Net loss	$(3,367,514)	$(22,015,739)
Denominator:
Basic and diluted weighted average shares common stock outstanding	3,419,010	4,299,276
Basic and diluted net loss per share common stock	$(0.98)	$(5.12)

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

Recent issued accounting standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01 to clarify that all public entities, including non-calendar year-end entities, should adopt the disclosure requirements of ASU 2024-03. The Company is currently evaluating the impact.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and I-Bankers Securities purchased an aggregate of 5,425,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,425,000. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, certain of the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

The Company had agreed with each of its four independent directors (the “Directors”) subsequent to incorporation of the Company to provide them the right to each purchase 25,000 Founder Shares with a par value of $0.0001 of the Company from Breeze Sponsor, LLC (the “Sponsor”). The Directors each exercised their rights in full on July 6, 2021 and purchased 100,000 shares (25,000 per each Director) of the Founder Shares from Sponsor for a total of $10 in the aggregate. Sponsor has agreed to transfer 15,000 Founder Shares held by it to each of the Directors upon the closing of a Business Combination by the Company, with such shares currently beneficially owned by Sponsor.

The Sponsor and I-Bankers Securities purchased an aggregate of 5,425,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of Breeze’s IPO. Of such amount, 4,325,000 Private Placement Warrants were purchased by the Sponsor, and an aggregate of 1,100,000 Private Placement Warrants were purchased by I-Bankers Securities and Northland. The Private Placement Warrants (including the common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of Breeze’s initial business combination.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2025, the Company incurred and paid $15,000, respectively, in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such loans would be evidenced by promissory notes. The notes would be repaid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans.

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

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. On March 1, 2025, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $8,000,000. As of March 31, 2025, the amount outstanding under this Promissory Note was $6,386,939 for direct working capital, and $1,152,472 for monthly SPAC extension funds the Sponsor deposited into the Trust Account during the months of September 2022 through March 2025 for a total of $7,539,411 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025. The Company additionally owes the Sponsor $202,556 for expenses paid by Sponsor on behalf of the Company. The total amount owed to the Sponsor as of March 31, 2025 is $10,041,967.

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

On December 23, 2024, the Company held a meeting of its stockholders on December 23, 2024 where they approved (i) a proposal to amend the Company’s A&R COI to authorize the Company, and (ii) a proposal to amend the Trust Agreement to authorize and implement by the Company, an extension in one-month intervals up to June 26, 2025. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.295 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. On January 2, 2025, $7,353,424 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on December 23, 2024, redeeming 621,609 shares of the Company’s common stock, with 3,412,103 shares of common stock remaining outstanding after Redemption; 272,103 of the 3,412,103 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. On January 2, 2025, the Company executed the twenty-seventh and twenty-eighth one-month extensions for the period from November 26, 2024 to January 26, 2025. On March 18, 2025, the Company executed the twenty-ninth, thirtieth and thirty-first one-month extensions for the period from January 26, 2025 to April 26, 2025.

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

Business Combination Marketing Agreement

The Company has engaged I-Bankers Securities on November 23, 2020, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers Securities a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.75% of the gross proceeds of our Initial Public Offering, or $3,162,500. As of March 31, 2025, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement.

Strategic Legal Advisory Services

On March 24, 2021, as supplemented on August 30, 2022, the Company signed a Legal Services Engagement Letter with Woolery & Co. ("Woolery") for services in connection with completing a business combination or a similar transaction. Services include, but are not limited to, strategic legal advice on a business combination and associated corporate matters, introductions to financial institutions to facilitate business combination financing requirements, domestic and international transaction structuring, and preparation of any required Nasdaq listing application. As of March 31, 2025, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement. Pursuant to the engagement letter, Breeze paid a non-refundable retainer of $100,000, and upon the completion of a business combination or similar transaction, Breeze is obligated to pay Woolery a fee of $2.0 million, however, Sponsor has agreed to assume $1.2 million of the obligation, and a discretionary performance fee, if warranted, and mutually and reasonably agreed upon by Breeze and Woolery. At the closing of a business combination, Breeze will pay Woolery the balance of $800,000.

Merger Proxy/Business Combination Rate Agreement

On October 30, 2024, Breeze signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with YD Biopharma. As of March 31, 2025, there were no unbilled or pending amounts for services that had been performed through March 31, 2025, pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

Public Relations Agreement

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc. ("Gateway"), for public relations services for a business combination. As of March 31, 2025, Gateway has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $100,000 upon the successful completion of a business combination.

Proxy Solicitation Services Agreement

On October 17, 2024, Breeze signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc. ("D.F. King"), for proxy solicitation services associated with the business combination with YD Biopharma. As of March 31, 2025, D.F. King has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of Breeze based upon the campaign and D.F. King's performance. On May 27, 2025, Breeze signed a proxy solicitation services agreement with D.F. King, for proxy solicitation services in connection with the Company’s stockholders’ vote to approve an extension amendment at a meeting that is currently expected to occur in June 2025. As consideration for the Services, the Company shall pay to D. F. King a non-refundable Service Fee of $5,000 and a discretionary fee, if warranted, at the sole discretion of the Company, based upon the campaign and D.F. King’s performance.

Note 7 – Warrants

As of March 31, 2025 and December 31, 2024, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the acceptance by the holders of the Company’s common stock of a tender, exchange or redemption offer. Upon such a qualifying tender cash offer (an event which could be outside the control of the Company), all Warrant holders would be entitled to cash.  This factor precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying condensed consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. For 2023 and certain periods in 2024, the Company utilized a Modified Black Scholes Model to estimate the fair values of the warrants, which incorporates significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Modified Black Scholes Model.

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company's board of directors and, in the case of any such issuance to its initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial business combination on the date of the consummation of its initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company's common stock during the 20 trading day period starting on the trading day after the day on which the company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

At March 31, 2025 and December 31, 2024, the fair value of both the Company’s Private Placement Warrants and Public Warrants utilized the Company’s trading price of the Public Warrants. As of March 31, 2025 and December 31, 2024, the Company determined that utilizing the Modified Black-Scholes model to value the Private Placement Warrants deviated too far from what would be expected if the Private Placement Warrants were publicly traded as the terms of the Public Warrants and Private Placement Warrants are similar.

The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $3,046,500 and $21,132,500 in the condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024, respectively. For further details on the valuation inputs and methodology used in measuring the fair value of the warrant liabilities, refer to Note 9 - Fair Value Measurements.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.  Holders of shares of our common stock are entitled to one vote per share owned on each matter properly submitted to the stockholders on which the holders of the common stock are entitled to vote. The holders of shares of our common stock shall be entitled to receive dividends and other distributions (payable in cash, property or capital stock of the Company) when, as and if declared thereon by our board of directors from time to time out of any assets for funds of the Company legally available therefor and shall share equally on a per share basis in such dividends and distributions. As of March 31, 2025 and December 31, 2024, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 272,103 and 893,712 shares of common stock subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Public Warrants	$4,025,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$1,898,750	$—

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Public Warrants	$1,955,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$922,250	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the three months ended March 31, 2025. The value of the Private Warrants was transferred from Level 3 to Level 2 during the three months ended December 31, 2024.

The Company utilized a back-solve lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2025 and December 31, 2024, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BRZHW. The quoted prices of the Public Warrants were $0.35 and $0.17 per warrant as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company determined that utilizing the Modified Black-Scholes model to value the Private Placement Warrants deviated too far from what would be expected if the Private Placement Warrants were publicly traded as the terms of the Public Warrants and Private Placement Warrants are similar. Consequently, the Company used the quoted price of the Public Warrants of $0.35 and $0.17 per warrant as of March 31, 2025 and December 31, 2024, respectively, as a proxy for the fair value of the Private Placement Warrant. Pursuant to ASC 820, since the fair value is being based on the market price of the Public Warrants (which are similar but not identical to the Private Placement Warrants), this is considered a Level 2 input as it is observable, either directly or indirectly, for the Public Warrants but is not a quoted price in an active market for identical items.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$705,250	$1,495,000	$2,200,250
Change in valuation inputs or other assumptions	8,137,500	12,995,000	21,132,500
Fair value as of March 31, 2024	$8,842,750	$14,490,000	$23,332,750

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$922,250	$1,955,000	$2,877,250
Change in valuation inputs or other assumptions	976,500	2,070,000	3,046,500
Fair value as of March 31, 2025	$1,898,750	$4,025,000	$5,923,750

Note 10 — Interim Income Tax

The Company's effective tax rate for the three months ended March 31, 2025 was -0.05%, and for the three months ended March 31, 2024 was -0.03% respectively. The Company's effective tax rate differs from the statutory income tax rate of 21.00% primarily due to the recognition of gains or losses from the change in the fair value of warrants, non-deductible transaction costs, and the valuation allowance on the deferred tax assets for the three months ended March 31, 2025 and March 31, 2024, respectively. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2025. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2025 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pre-tax earnings or loss.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating and formation costs	$353,819	$1,047,041
Loss from operations	(353,819)	(1,047,041)
Total other expenses, net	(3,011,940)	(20,962,920)
Loss before income taxes	$(3,365,759)	$(22,009,961)
Net loss	$(3,367,514)	$(22,015,739)

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not, except as described in these condensed consolidated financial statements, identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

As indicated in the accompanying condensed consolidated financial statements at March 31, 2025 and December 31, 2024, we had $403 and $101,674 in cash, respectively, and a working capital deficit of $10,418,040 and $17,358,530, respectively (excluding prepaid income taxes, franchise tax payable and excise tax payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $3,367,514, which consisted of a loss of $3,046,500 in the fair value of warrant liabilities, operating costs of $353,819, and income tax expense of $1,755, offset by interest income from our trust account of $34,560.

For the three months ended March 31, 2024, we had a net loss of $22,015,739, which consisted of a loss of $21,132,500 in the fair value of warrant liabilities, operating costs of $1,047,041, and income tax expense of $5,778, offset by interest income from out trust account of $169,580.

Liquidity and Capital Resources

On November 25, 2020, we consummated the Initial Public Offering of 11,500,000 units at a price of $10.00 per unit (including 1,500,000 units from the full exercise of the underwriter's over-allotment option), generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,425,000 private placement warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,425,000.

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

On December 23, 2024 the Company held a meeting of its stockholders to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company, and (ii) a proposal to amend the Trust Agreement to authorize and implement by the Company, an extension in one-month intervals up to June 26, 2025. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.295 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. On January 2, 2025, $7,353,424 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on December 23, 2024, redeeming 621,609 shares of the Company’s common stock, with 3,412,103 shares of common stock remaining outstanding after Redemption; 272,103 of the 3,412,103 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. On January 2, 2025, the Company executed the twenty-seventh and twenty-eighth one-month extensions for the period from November 26, 2024 to January 26, 2025. On March 18, 2025, the Company executed the twenty-ninth, thirtieth and thirty-first one-month extensions for the period from January 26, 2025 to April 26, 2025.

As of March 31, 2025, we had cash held in the trust account of $3,282,555, including $171,058 of interest. Interest income on the balance in the trust account may be used by us to pay taxes. On May 10, 2022, September 8, 2022, September 27, 2023, June 24, 2024 and December 30, 2024, interest income of $109,000, $122,247, $209,650, $59,000 and $262,226, respectively, were withdrawn from the Trust Account for payment of franchise and income taxes.

For the three months ended March 31, 2025, cash used in operating activities was $490,407 which was due to a net loss of $3,367,514, a non-cash decrease in fair value of warrant liabilities of $3,046,500, interest income of $34,560 on the Trust Account, and a decrease in working capital of $134,833. For the same period cash provided by investing activities was $7,284,050 which was due to an investment of cash in the Trust Account of $69,374 a redemption of common stock of $7,353,424, and net cash used in financing activities was $6,894,914 which was due to proceeds from working capital loans and a promissory note from Sponsor of $389,136 and $69,374 respectively, and a redemption of common stock of $7,353,424.

For the three months ended March 31, 2024, cash used in operating activities was $629,741 which was due to a net loss of $22,015,739, a non-cash decrease in fair value of warrant liabilities of $21,132,500, interest income of $169,580 on the Trust Account, and a decrease in working capital of $432,078. For the same period cash provided by investing activities was $121,724 which was due to an investment of cash in the Trust Account of $121,724, and net cash used in financing activities was $751,724 which was due to proceeds from working capital loans and a promissory note from Sponsor of $630,000 and $121,724, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company had $403 and $101,674, respectively, in cash held outside the Trust Account and a working capital deficit of $10,418,040 and $17,358,530, respectively (excluding prepaid income taxes, franchise tax payable and excise tax payable).

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such loans would be evidenced by promissory notes. The notes would be repaid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. On March 1, 2025, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $8,000,000. As of March 31, 2025, the amount outstanding under this working capital loan was $6,386,939 for direct working capital, and $1,152,472 for monthly SPAC extension funds for the months of September 2022 through March 2025 for a total of $7,539,411 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of March 31, 2025 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. On March 1, 2025, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $8,000,000.As of March 31, 2025, the amount outstanding under this Promissory Note was $6,386,939 for direct working capital, and $1,152,472 for monthly SPAC extension funds for the months of September 2022 through March 2025 for a total of $7,539,411 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025.

On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) June 26, 2025. The Company additionally owes Sponsor $202,556 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of March 31, 2025 is $10,041,967.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Breeze Financial, Inc. a monthly fee of $5,000 for office space, administrative and support services to the Company.

On November 23, 2020, the Company entered into a business combination marketing agreement with I-Bankers Securities on November 23, 2020, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. Per the terms of the agreement, the Company will pay I-Bankers Securities a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.75% of the gross proceeds of Initial Public Offering, or $3,162,500. As of March 31, 2025, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement.

On March 24, 2021, as supplemented on August 30, 2022, the Company signed a Legal Services Engagement Letter with Woolery & Co. ("Woolery") for services in connection with completing a business combination or a similar transaction. Services include, but are not limited to, strategic legal advice on a business combination and associated corporate matters, introductions to financial institutions to facilitate business combination financing requirements, domestic and international transaction structuring, and preparation of any required Nasdaq listing application. As of March 31, 2025, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement. Pursuant to the engagement letter, Breeze paid a non-refundable retainer of $100,000, and upon the completion of a business combination or similar transaction, Breeze is obligated to pay Woolery a fee of $2.0 million, however, Sponsor has agreed to assume $1.2 million of the obligation, and any discretionary performance fee, if warranted, and mutually and reasonably agreed upon by Breeze and Woolery. At the closing of a business combination, Breeze will pay Woolery the balance of $800,000.

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc. ("Gateway"), for public relations services for a business combination. As of March 31, 2025, Gateway has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $100,000 upon the successful completion of a business combination.

On October 17, 2024, Breeze signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc. ("D.F. King"), for proxy solicitation services associated with the business combination with YD Biopharma. As of March 31, 2025, D.F. King has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of the Breeze based, upon the campaign and D.F. King's performance. On May 27, 2025, Breeze signed a proxy solicitation services agreement with D.F. King, for proxy solicitation services in connection with the Company’s stockholders’ vote to approve an extension amendment at a meeting that is currently expected to occur in June 2025. As consideration for the Services, the Company shall pay to D.F. King a non-refundable Service Fee of $5,000 and a discretionary fee, if warranted, at the sole discretion of the Company, based upon the campaign and D.F. King’s performance.

On October 30, 2024, Breeze signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with YD Biopharma. As of March 31, 2025, there were no unbilled or pending amounts to be invoiced for services that had been performed through March 31, 2025, pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, assumptions, judgements and the related policies that we believe have the most significant impact on our condensed consolidated financial statements are described below.

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

In determining the fair value of the Company’s Public Warrants and Private Placement Warrants our third-party valuation firm uses the most observable inputs available. At March 31, 2025 and December 31, 2024, the fair value of both the Company’s Private Placement Warrants and Public Warrants utilized the Company’s trading price of the Public Warrants. As of March 31, 2025 and December 31, 2024, the Company determined that utilizing the Modified Black-Scholes model to value the Private Placement Warrants deviated too far from what would be expected if the Private Placement Warrants were publicly traded as the terms of the Public Warrants and Private Placement Warrants are similar. Some of the inputs used in the models include the dividend yield on the Company’s common stock, expected common stock price volatility, risk-free interest rate, expected business combination date and probability of completing the business combination. Several of these inputs are known and several use judgments. For instance, the probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. The average and 1st and 3rd quartiles of the implied probability of completion then formulates the basis for the probability utilized for the Company in the models. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation of its Public Warrants and Private Placement Warrants for valuation dates where the trading price of the Public Warrants was not used, and may have a material impact on the valuation of these warrants.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025, because of the identified material weakness in our internal control over financial reporting described below.

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

Under the supervision, and with the participation of, our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2025 as a result of the material weaknesses discussed below.

We identified several material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses primarily related to: (i) the preparation and presentation of our 2023 income tax provision and accounting for income tax expense; (ii) the accounting for and recording of our March 31, 2025 change in fair value of warrant liabilities; and (iii) the untimely preparation of our financial package for the quarter ended March 31, 2025. Management concluded that a deficiency in internal control over financial reporting existed relating to the recognition of transaction costs related to income taxes which constituted a material weakness as defined in the SEC regulations. The material weakness resulted in an increase in the net operating loss carryforward balance, and also impacted our income tax expense and related balance sheet accounts.

In light of these material weaknesses, we have: (i) implemented a remediation plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the transaction costs standards that apply to our financial statements; (ii) added an additional review step when booking changes in warrant liability; and (iii) accelerated the timing to request warrant valuations each quarter from our third-party preparer.  Our remediation plans include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding income tax applications. The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no other material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 11, 2025.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fifth Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated June 21, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 27, 2024)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE HOLDINGS ACQUISITION CORP.

Date: May 28, 2025	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)

