Form 10-Q
period 2025-06-30
Breeze Holdings Acquisition Corp.
filed 2025-08-19
CIK 1817640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BRZH	OTCQX Best Market
Rights exchangeable into one-twentieth of one share of common stock	BRZHR	OTCQB
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	BRZHW	OTCQB

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

As of August 19, 2025 there were 3,314,698 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

BREEZE HOLDINGS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$6,312	$101,674
Due from Sponsor	53,905	53,905
Prepaid expenses	97,334	55,305
Prepaid income taxes	34,531	36,689
Total Current Assets	192,082	247,573
Cash held in Trust Account	2,759,408	10,532,045
Total Assets	$2,951,490	$10,779,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$591,403	$632,533
Trust amount payable to redeeming stockholders	—	7,353,424
Franchise tax payable	68,202	50,450
Excise tax payable	166,285	160,441
Due to Sponsor	10,390,465	9,583,457
Total Current Liabilities	11,216,355	17,780,305
Warrant liabilities	7,785,500	2,877,250
Total Liabilities	19,001,855	20,657,555
Commitments
Common stock subject to possible redemption, 224,413 and 893,712 shares at redemption value as of June 30, 2025 and December 31, 2024, respectively	2,659,408	3,078,621
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,140,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (excluding common stock subject to possible redemption, 224,413 and 893,712 shares at redemption value as of June 30, 2025 and December 31, 2024, respectively)	315	315
Additional paid-in capital	—	—
Accumulated deficit	(18,710,088)	(12,956,873)
Total Stockholders’ Deficit	(18,709,773)	(12,956,558)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$2,951,490	$10,779,618

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating costs	$389,191	$537,407	$743,010	$1,584,448
Loss from operations	(389,191)	(537,407)	(743,010)	(1,584,448)
Other income:
Interest income	34,575	170,987	69,135	340,567
Change in fair value of warrant liabilities	(1,861,750)	17,476,250	(4,908,250)	(3,656,250)
Total other income	(1,827,175)	17,647,237	(4,839,115)	(3,315,683)
Loss before income taxes	(2,216,366)	17,109,830	(5,582,125)	(4,900,131)
Income tax expense	(1,682)	6,264	73	12,042
Net (loss) income	$(2,214,684)	$17,103,566	$(5,582,198)	$(4,912,173)
Basic and diluted weighted average shares outstanding	3,409,483	4,220,988	3,414,220	4,260,132
Basic and diluted net (loss) income per share of Common Stock	$(0.65)	$4.05	$(1.63)	$(1.15)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	3,140,000	$315	$—	$(12,956,873)	$(12,956,558)
Re-measurement of Common Stock to redemption value	—	—	—	(103,934)	(103,934)
Net loss	—	—	—	(3,367,514)	(3,367,514)
Balance – March 31, 2025	3,140,000	$315	$—	$(16,428,321)	$(16,428,006)
Re-measurement of Common Stock to redemption value	—	—	—	(61,239)	(61,239)
Excise taxes payable	—	—	—	(5,844)	(5,844)
Net loss	—	—	—	(2,214,684)	(2,214,684)
Balance – June 30, 2025	3,140,000	$315	$—	$(18,710,088)	$(18,709,773)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,140,000	$315	$—	$(9,682,008)	$(9,681,693)
Re-measurement of Common Stock to redemption value	—	—	—	(521,132)	(521,132)
Net loss	—	—	—	(22,015,739)	(22,015,739)
Balance – March 31, 2024	3,140,000	$315	$-	$(32,218,879)	$(32,218,564)
Re-measurement of Common Stock to redemption value	—	—	—	(193,135)	(193,135)
Excise taxes payable	—	—	—	(30,817)	(30,817)
Net income	—	—	—	17,103,566	17,103,566
Balance – June 30, 2024	3,140,000	$315	$—	$(15,339,265)	$(15,338,950)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30	Six Months Ended June 30
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(5,582,198)	$(4,912,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(68,897)	(340,567)
Change in fair value of warrant liabilities	4,908,250	3,656,250
Changes in operating assets and liabilities:
Prepaid expenses and other liabilities	(39,871)	(9,415)
Accounts payable and accrued expenses	(23,633)	383,647
Income taxes payable	-	-
Franchise taxes payable	17,752	-
Net cash used in operating activities	(788,597)	(1,222,258)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(96,276)	(202,873)
Cash withdrawn from Trust Account to redeeming stockholders	7,937,810	3,081,712
Cash withdrawn from Trust Account to pay franchise and income taxes	-	59,000
Net cash provided by investing activities	7,841,534	2,937,839
Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	693,235	1,199,000
Proceeds from promissory note for extensions- related party	96,276	202,873
Redemptions of common stock	(7,937,810)	(3,081,712)
Net cash (used in) financing activities	(7,148,299)	(1,679,839)
Net Change in Cash	(95,362)	35,742
Cash – Beginning of period	101,674	4,228
Cash – End of period	$6,312	$39,970
Supplemental disclosure of non-cash financing activities:
Excise taxes payable	$5,844	$30,817
Re-measurement of Common Stock to redemption value	$165,173	$714,267

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BREEZE HOLDINGS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 1 — Description of Organization and Business Operations

Breeze Holdings Acquisition Corp. (the “Company” or “Breeze”) is a blank check company incorporated in Delaware on June 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of its warrant liability.

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

Following the closing of the Initial Public Offering on November 25, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $1,725,000 from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. As of June 30, 2025 and December 31, 2024 all funds in the trust account were held in cash in an interest-bearing account.

Transaction costs incurred in connection with the Initial Public Offering amounted to $4,099,907, consisting of $2,300,000 of underwriting fees, $1,322,350 of representative share offering costs, and $477,557 of other offering costs. As of June 30, 2025, cash of $6,312 was held outside of the Trust Account and was available for working capital purposes.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the approved time period through September 26, 2025, (the “Combination Period”).

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

On June 26, 2025, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2025, was approved. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.505 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. On June 27, 2025, $584,386 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on June 26, 2025, redeeming 47,690 shares of the Company’s common stock, with 3,364,413 shares of common stock remaining outstanding after Redemption; 224,413 of the 3,364,413 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. On June 9, 2025 the Company executed the thirty-second and thirty-third one-month extensions to June 26, 2025, and on June 27, 2025 the Company executed the thirty-fourth one-month extension to July 26, 2025. On August 18, 2025, the Company executed (including accrued interest) the thirty-fifth one-month extension to August 26, 2025.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $11.61 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On August 21, 2024, the Company’s common stock, rights and warrants began trading on the OTCQX Best Market. On March 17, 2025, the Company received a notice from OTCQX Market stating that the Company is not in compliance with Section 2 of the Requirements for Continued Qualification of the OTCQX Rules for U.S. Companies (the “OTCQX Rules”). Specifically, the notice referenced a deficiency with respect to the Company’s rights and warrants, trading under the tickers “BRZHR” and “BRZHW” respectively, under Section 1.1(A) of the OTCQX Eligibility Criteria. The Company has 90 days from the date of the notice, or until June 13, 2025, to cure the deficiency. On June 13, 2025 the Company received notice of delisting. On June 16, 2025, the Company’s rights and warrants were moved from OTCQX Best Market to OTCQB, due to our failure to meet one of the penny stock exemptions under Section 1.1(A) of the OTCQX Eligibility Criteria.

On September 24, 2024, Breeze Holdings Acquisition Corp., a Delaware corporation (“Breeze” or “Parent”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among (i) Breeze, (ii) a Cayman Islands exempted company and wholly-owned subsidiary of Parent named “YD Bio Limited,” (f/k/a True Velocity, Inc., a wholly owned subsidiary of Breeze) which name was changed YD Bio Limited on November 18, 2024, which will enter into a joinder to the Merger Agreement (“Pubco”), (iii) Breeze Merger Sub, Inc., a Delaware corporation and which is a direct, wholly-owned subsidiary of Pubco (“Parent Merger Sub”), (iv) a Cayman Islands exempted company which will be a wholly-owned subsidiary of Pubco, expected to be named “BH Biopharma Merger Sub Limited,” and once formed, will enter into a joinder to the Merger Agreement (“Company Merger Sub,” with Company Merger Sub and Parent Merger Sub together referred to herein as the “Merger Subs”), and (v) YD Biopharma Limited, a Cayman Islands exempted company (“YD Biopharma”). On May 30, 2025, the Company entered into the amendment no.1 to the Merger Agreement (the Amendment, together with the Merger Agreement and the Joinder, collectively, the Merger Agreement) with the Company, Parent Merger Sub, the Target Company and the Company Merger Sub. In connection with the closing of the business combination between the Pubco, the Company, and YD Biopharma, the Pubco received commitments of $13.2 million in connection with a PIPE financing to be completed concurrently with the closing of the Business Combination (the “PIPE Financing”). YD Biopharma is the operating company of the target. Capitalized terms used herein and not defined shall have the meaning attributed to them in the Merger Agreement.

As of June 23, 2025, Pubco entered into Subscription Agreements with certain investors for the private placement of an aggregate of 1,650,000 shares of Pubco’s ordinary shares, par value $0.0001 per share, at a purchase price of $8.00 per share, for an aggregate purchase price of $13.2 million. This PIPE Financing is contingent upon the successful completion of the Merger Agreement at which time the shares will be issued. The funds raised from this PIPE Financing will be used to support the business combination and related transaction costs.

Going Concern

As of June 30, 2025, the Company had $6,312 in cash held outside of the Trust Account and negative working capital of $10,824,317, excluding prepaid income taxes, prepaid franchise taxes and excise tax payable.

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

The Company has until September 26, 2025 to consummate a business combination, and we intend to do so within this time period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of June 30, 2025 are not sufficient to complete its planned activities. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 29, 2023, the Company redeemed 509,712 shares of its common stock subject to redemption at $10.56 per share for $5.4 million. On September 26, 2023, the Company redeemed 21,208 shares of its common stock subject to redemption at $10.77 per share for approximately $231,000. On June 26, 2024, the Company redeemed 265,564 shares of its common stock subject to redemption at $11.60 per share for approximately $3.1 million. On January 2, 2025, $7,353,424 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on December 23, 2024, redeeming 621,609 shares of the Company’s common stock. On June 27, 2025, $584,386 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on June 26, 2025, redeeming 47,690 shares of the Company’s common stock. Management evaluated the classification of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote.  A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management determined that it should recognize a 1% excise tax on the redemption amount paid. As of June 30, 2025 and December 31, 2024, the Company had an excise tax liability of $166,285 and $160,441, respectively, calculated as 1% of shares redeemed on March 29, 2023, September 26, 2023, June 21, 2024, December 23, 2024 and June 26, 2025. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 as filed with the SEC on March 11, 2025. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future interim periods.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiaries, YD Bio Limited (f/k/a True Velocity, Inc.), Parent Merger Sub, and Company Merger Sub. From the inception of each operating subsidiary through June 30, 2025, the subsidiaries had no activity after elimination of all intercompany transactions and balances as of June 30, 2025 and December 31, 2024.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash held in Trust Account

As of June 30, 2025 and December 31, 2024, all of the assets held in the Trust Account were held as cash in an interest-bearing bank demand deposit account.

Common stock subject to possible redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Classification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Therefore, all of the shares of common stock sold as part of the Units in the Initial Public offering have been classified outside of permanent equity.

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

On June 26, 2025, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2025, was approved. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.505 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. On June 27, 2025, 47,690 shares of the Company’s common stock were redeemed The 224,413 and 893,712 shares of common stock remaining from the Initial Public Offering have been classified outside of permanent equity at June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, the common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Common stock subject to possible redemption – December 31, 2024	$3,078,621
Plus:
Re-measurement of Common stock to redemption value	165,173
Less:
Common stock redeemed	(584,386)
Common stock subject to possible redemption – June 30, 2025	$2,659,408

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed consolidated balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date thereafter in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the condensed consolidated statements of operations in the period of change.

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

ASC 740-270 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2025 and does not use the annual effective tax rate (AETR) method.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, redeemable and non-redeemable shares of common stock are presented as one class of shares in calculating net income (loss) per share of common stock. As a result, the calculated net income (loss) per share is the same for redeemable and non-redeemable shares of common stock. For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic and diluted net (loss) income per share of common stock
Numerator:
Net (loss) income	$(2,214,684)	$17,103,566	$(5,582,198)	$(4,912,173)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	3,409,483	4,220,988	3,414,220	4,260,132
Basic and diluted net (loss) income per share of common stock	$(0.65)	$4.05	$(1.63)	$(1.15)

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

Recent accounting pronouncements

On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statement disclosures.

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

Under terms of a Letter Agreement dated November 23, 2020 the Sponsor and each holder of Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The Letter Agreement was replaced by a Lock-up Agreement by and among YD Biopharma, certain shareholders of YD Biopharma, the Sponsor, and certain shareholders of the Company that was entered into on September 24, 2024, in connection with the execution of the Merger Agreement. The stockholders subject to the Lock-Up Agreement have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares held until the earlier to occur of: (A) eight months after the Closing Date or (B) subsequent to the Closing Date, (x) if the last sale price of Pubco’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing the day after the fourth month anniversary after the closing date of merger with YD Biopharma the transfer restriction shall expire with respect to ten percent (10%) of the Lock-Up Shares, (y) if the last sale price of Pubco’s ordinary shares equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing the day after the fourth month anniversary after the closing date of merger with YD Biopharma Limited the transfer restriction shall expire with respect to an additional ten percent (10%) of the Lock-Up Shares, or (z) the date on which Pubco completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of Pubco’s stockholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support services. For the six months ended June 30, 2025, the Company incurred and paid $30,000 in fees for these services of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would be repaid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On November 19, 2021 (as amended), the Sponsor loaned Breeze an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which Breeze has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025. On February 18, 2022 (as amended), the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company had to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025.

On February 1, 2022 (as amended), the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000.

On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. On March 1, 2025, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 and on June 27, 2025 the note was further amended to September 26, 2025 for a total of up to $8,000,000. As of June 30, 2025, the amount outstanding under this Promissory Note was $6,691,039 for direct working capital, and $1,179,374 for monthly SPAC extension funds the Sponsor deposited into the Trust Account during the months of September 2022 through June 2025 for a total of $7,870,413 from Sponsor. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025. The Company additionally owes the Sponsor $220,052 for expenses paid by Sponsor on behalf of the Company. The total amount owed to the Sponsor as of June 30, 2025 is $10,390,465.

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

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company will deposit $31,280 ($0.035 per share) into the Trust Account. On June 26, 2024 and August 1, 2024 Breeze executed the twenty-second and twenty-third one-month extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth and twenty-sixth one-month extensions for the period from September 26, 2024 through November 26, 2024.

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

The Company held a meeting of its stockholders on June 26, 2025 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of September 26, 2025, up to three (3) times for an additional one (1) month each time (ultimately until as late as September 26, 2025), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. For each one-month extension the Company will deposit $7,855 ($0.035 per share) into the Trust Account. If the Company executes all three (3) extensions, up to September 26, 2025 and has not completed a business combination, the Company may hold a meeting of its stockholders to approve (i) a proposal to amend the Company’s A&R COI to authorize the Company an extension for a designated time, and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of Breeze’s officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from Breeze’s trust account would be used for such repayment. Breeze does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in Breeze’s trust account.

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

Business Combination Marketing Agreement

The Company has engaged I-Bankers Securities on November 23, 2020, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers Securities a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.75% of the gross proceeds of our Initial Public Offering, or $3,162,500. As of June 30, 2025, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement.

Strategic Legal Advisory Services

On March 24, 2021, as supplemented on August 30, 2022, the Company signed a Legal Services Engagement Letter with Woolery & Co. (“Woolery”) for services in connection with completing a business combination or a similar transaction. Services include, but are not limited to, strategic legal advice on a business combination and associated corporate matters, introductions to financial institutions to facilitate business combination financing requirements, domestic and international transaction structuring, and preparation of any required Nasdaq listing application. As of June 30, 2025, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement. Pursuant to the engagement letter, Breeze paid a non-refundable retainer of $100,000, and upon the completion of a business combination or similar transaction, Breeze is obligated to pay Woolery a fee of $2.0 million, however, Sponsor has agreed to assume $1.2 million of the obligation, and a discretionary performance fee, if warranted, and mutually and reasonably agreed upon by Breeze and Woolery. At the closing of a business combination, Breeze will pay Woolery the balance of $800,000.

Filing and Printing Services Agreement

On October 30, 2024, Breeze signed a Filing and Printing Services Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with YD Biopharma. As of June 30, 2025, there were approximately $110,000 unbilled or pending amounts for services that had been performed through June 30, 2025, pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

Public Relations Agreement

On February 29, 2024, the Company signed a Public Relations Agreement with Gateway Group, Inc. (“Gateway”), for public relations services for a business combination. As of June 30, 2025, Gateway has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $100,000 upon the successful completion of a business combination.

Proxy Solicitation Services Agreement

On October 17, 2024, Breeze signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc. (“D.F. King”), for proxy solicitation services associated with the business combination with YD Biopharma. As of June 30, 2025, D.F. King has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of Breeze based upon the campaign and D.F. King’s performance. On May 27, 2025, Breeze signed a proxy solicitation services agreement with D.F. King, for proxy solicitation services in connection with the Company’s stockholders’ vote to approve an extension amendment at a meeting that is currently expected to occur in June 2025. As consideration for the Services, the Company shall pay to D.F. King a non-refundable Service Fee of $5,000 and a discretionary fee, if warranted, at the sole discretion of the Company, based upon the campaign and D.F. King’s performance.

Note 7 — Warrants

As of June 30, 2025 and December 31, 2024, there were 11,500,000 Public Warrants and 5,425,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the acceptance by the holders of the Company’s common stock of a tender, exchange or redemption offer. Upon such a qualifying tender cash offer (an event which could be outside the control of the Company), all Warrant holders would be entitled to cash.  This factor precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying condensed consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Modified Black Scholes Model to estimate the fair values of the warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Modified Black Scholes Model.

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

The warrant liabilities were initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Modified Black-Scholes model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $1,861,750 and a gain of $17,476,250 for the 3 months ended June 30, 2025 and June 30, 2024, respectively, and a loss in connection with changes in the fair value of $4,908,250 and $3,656,250, in the condensed consolidated statements of operations for the six months ended June 30, 2025 and June 30, 2024, respectively.

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 3,140,000 shares of common stock issued and outstanding for both periods, excluding 224,413 and 893,712 shares of common stock subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2025
Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Public Warrants	$5,290,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$2,495,500	$—

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2024
Description	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Public Warrants	$1,955,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$922,250	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the six months ended June 30, 2025. The value of the Private Warrants was transferred from Level 3 to Level 2 during the three months ended December 31, 2024.

The Company utilized a back-solve lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2025 and December 31, 2024, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BRZHW. The quoted prices of the Public Warrants were $0.46 and $0.17 per warrant as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the Company determined that utilizing the Modified Black-Scholes model to value the Private Placement Warrants deviated too far from what would be expected if the Private Placement Warrants were publicly traded as the terms of the Public Warrants and Private Placement Warrants are similar. Consequently, the Company used the quoted price of the Public Warrants of $0.46 and $0.17 per warrant as of June 30, 2025 and December 31, 2024, respectively, as a proxy for the fair value of the Private Placement Warrant. Pursuant to ASC 820, since the fair value is being based on the market price of the Public Warrants (which are similar but not identical to the Private Placement Warrants), this is considered a Level 2 input as it is observable, either directly or indirectly, for the Public Warrants but is not a quoted price in an active market for identical items.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$705,250	$1,495,000	$2,200,250
Change in valuation inputs or other assumptions	8,137,500	12,995,000	21,132,500
Fair value as of March 31, 2024	8,842,750	14,490,000	23,332,750
Change in valuation inputs or other assumptions	(6,781,250)	(10,695,000)	(17,476,250)
Fair value as of June 30, 2024	$2,061,500	$3,795,000	$5,856,500

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$922,250	$1,955,000	$2,877,250
Change in valuation inputs or other assumptions	976,500	2,070,000	3,046,500
Fair value as of March 31, 2025	1,898,750	4,025,000	5,923,750
Change in valuation inputs or other assumptions	596,750	1,265,000	1,861,750
Fair value as of June 30, 2025	$2,495,500	$5,290,000	$7,785,500

Note 10 — Interim Income Tax

The Company’s effective tax rate for the three and six months ended June 30, 2025 was 0.04% and -0.01%, and for the three and six months ended June 30, 2024 was 0.04% and -0.25% respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21.00% primarily due to the recognition of gains or losses from the change in the fair value of warrants, non-deductible transaction costs, and the valuation allowance on the deferred tax assets for the three and six months ended June 30, 2025 and June 30, 2024, respectively. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2025. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2025 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pre-tax earnings or loss.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Operating and formation costs	$389,191	$537,407	$743,010	$1,584,448
Loss from operations	(389,191)	(537,407)	(743,010)	(1,584,448)
Total other expenses, net	(1,827,175)	17,647,237	(4,839,115)	(3,315,683)
Loss before income taxes	$(2,216,366)	$17,109,830	$(5,582,125)	$(4,900,131)
Net loss	$(2,214,684)	$17,103,566	$(5,582,198)	$(4,912,173)

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

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

On August 13, 2025, Pubco entered into a termination agreement releasing Dr. Ou from his subscription obligations under the PIPE Financing and at the same time entered into a new subscription agreement with Ms. Hsiao Lan Wu. Ms. Lu’s subscription is in the same amount and on the same terms as those previously agreed to by Dr. Ou. Pubco continues to have commitments of $13.2 million in connection with the PIPE Financing following the substitution of Ms. Wu for Dr. Ou. Ms. Wu has no affiliation with Pubco or any of its directors or officers.

On August 14, 2025, the Company held a special meeting of its stockholders where the Company’s stockholders approved the Business Combination Proposal along with all other proposals necessary to complete the transaction, including amendments to the charter of the combined company and approval of the Pubco Incentive Plan.

In connection with the special meeting, 49,715 shares of the Company’s common stock were redeemed (the “Redemption”), with 3,314,698 shares of Common Stock remaining outstanding after the Redemption; 174,698 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with our initial public offering.

On August 18, 2025, the Company executed the thirty-fifth one-month extension for the period from July 26, 2025 to August 26, 2025 depositing $7,876, which includes accrued interest, into the trust account.

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

As indicated in the accompanying condensed consolidated financial statements at June 30, 2025 and December 31, 2024, we had $6,312 and $101,674 in cash, respectively, and a working capital deficit of $10,824,317 and $17,358,530, respectively (excluding prepaid income taxes, franchise tax payable and excise tax payable). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 11, 2020 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $2,214,684 which consisted of a loss of $1,861,750 in the fair value of warrant liabilities and operating costs of $389,191 offset by interest income of $34,575 on our Trust Account.

For the six months ended June 30, 2025, we had a net loss of $5,582,198, which consisted of a loss of $4,908,250 in the fair value of warrant liabilities and operating costs of $743,010, offset by interest income of $69,135 on our Trust Account.

For the three months ended June 30, 2024, we had a net income of $17,103,566, which consisted of a gain of $17,476,250 in the fair value of warrant liabilities, interest income on the Trust Account of $170,987, partially offset by operating and formation costs of $537,407.

For the six months ended June 30, 2024, we had a net loss of $4,912,173, which consisted of a loss of $3,656,250 in the fair value of warrant liabilities, and interest income on the Trust Account of $340,567, partially offset by operating and formation costs of $1,584,448.

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

The Company held a meeting of its stockholders on June 21, 2024 where the Company’s stockholders approved (i) a proposal to amend the Company’s A&R COI to authorize the Company to extend the date of June 26, 2024, up to six (6) times for an additional one (1) month each time (ultimately until as late as December 26, 2024), and (ii) a proposal to amend the Trust Agreement to authorize the Extension and its implementation by the Company. On June 26, 2024 and August 1. 2024, Breeze executed the twenty-second and twenty-third one-month extensions through August 26, 2024, Breeze executed the twenty-second and twenty-third extensions, and on November 22, 2024, Breeze executed (including accrued interest) the twenty-fourth, twenty-fifth, and twenty-sixth one-month extensions for the period from September 26, 2024 through November 26, 2024.

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

On June 26, 2025, the Company held a stockholders’ meeting at which a proposal to approve the extension of time to consummate the closing of a Business Combination Agreement to September 26, 2025, was approved. The Company, as with all previous extensions, provided its stockholders with the opportunity to redeem all or a portion of their Public Shares at the time of this stockholders’ meeting. The stockholders who elected to redeem their shares did so for a pro rata portion of the amount then in the Trust Account ($11.505 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. On June 27, 2025, $584,386 was paid to stockholders in conjunction with the redemptions from our Special Shareholders Meeting held on June 26, 2025, redeeming 47,690 shares of the Company’s common stock, with 3,364,413 shares of common stock remaining outstanding after Redemption; 224,413 of the 3,364,413 shares of common stock remaining outstanding after redemption (the “Public Shares”) are owned by the public stockholders. The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. On June 9, 2025 the Company executed the thirty-second and thirty-third one-month extensions to June 26, 2025, and on June 27, 2025 the Company executed the thirty-fourth one-month extension to July 26, 2025. On August 14, 2025, the Company executed (including accrued interest) the thirty-fifth one-month extension to August 26, 2025.

As of June 30, 2025, we had cash held in the trust account of $2,759,408 including $169,682 of interest. Interest income on the balance in the trust account may be used by us to pay taxes. On May 10, 2022, $109,000 was withdrawn from the Trust Account for payment of franchise and income taxes, on September 8, 2022, $122,247 was withdrawn from the Trust Account for payment of franchise and income taxes, on September 27, 2023, $209,650 was withdrawn of interest income from the Trust Account for payment of franchise and income taxes, and on June 24, 2024, $59,000 of interest income was withdrawn from the Trust Account for payment of franchise and income taxes.

For the six months ended June 30, 2025, cash used in operating activities was $788,597 which was due to a net loss of $5,582,198, a non-cash decrease in fair value of warrant liabilities of $4,908,250, interest income of $68,897 on the Trust Account, and a decrease in working capital of $45,752. For the same period cash provided by investing activities was $7,841,534 which was due to an investment of cash in the Trust Account of $96,276 and a redemption of common stock of $7,937,810, and net provided by financing activities was $7,148,299 which was due to proceeds from working capital loans and a promissory note from Sponsor of $693,235 and $96,276 respectively, and a redemption of common stock of $7,937,810.

For the six months ended June 30, 2024, cash used in operating activities was $1,222,258 which was due to net loss of $4,912,173, primarily offset by a non-cash increase in fair value of warrant liabilities of $3,656,250, interest of $340,567 on the Trust Account, and a decrease in working capital of $374,232. For the same period cash provided by investing activities was $2,937,839 which was due to investment in the Trust Account of $202,873, a redemption of common stock of $3,081,712 and a withdrawal of $59,000 to pay for franchise and income taxes, and net cash used in financing activities was $1,679,839 which was due to proceeds from a related party working capital loan of $1,199,000 and proceeds from a related party promissory note of $202,873 and, a redemption of common stock of $3,081,712.

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

As of June 30, 2025 and December 31, 2024, the Company had $6,312 and $101,674, respectively, in cash held outside the Trust Account and a working capital deficit of $10,824,317 and $17,358,530, respectively (excluding prepaid income taxes, franchise tax payable and excise tax payable).

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

On November 19, 2021, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note, as amended for the maturity dates, is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025. On February 18, 2022, the Sponsor loaned the Company an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which the Company has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note, as amended for the maturity dates, is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025.

On February 1, 2022, the Company signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. As of December 31, 2024, the amount outstanding under this working capital loan was $5,997,804 for direct working capital, and $1,083,097 for monthly SPAC extension funds for the months of September 2022 through December 2024 for a total of $7,080,901 from Sponsor. On March 1, 2025, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 and on June 27, 2025 the note was further amended to September 26, 2025 for a total of up to $8,000,000. As of June 30, 2025, the amount outstanding under this working capital loan was $6,691,039 for direct working capital, and $1,179,374 for monthly SPAC extension funds for the months of September 2022 through June 2025 for a total of $7,870,413 from Sponsor. The Promissory Note is non-interest bearing and payable by further amendment on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025. Breeze additionally owes Sponsor $220,052 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of June 30, 2025 and December 31, 2024 is $10,390,465, and $9,583,457, respectively.

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

Going Concern

Management determined that the above conditions and/or events indicate that it may be probable that the Company would be unable to meet its obligations as they become due within one year from the date that the financial statements are available to be issued. Although Management plans to address this uncertainty through a Business Combination or through obtaining loans, there is no assurance that the Company’s plans to consummate the Business Combination or obtain the Working Capital Loans will be successful. The Company has until September 26, 2025 to consummate a business combination, and we intend to do so within this time period.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are available to be issued. The Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of June 30, 2025 are not sufficient to complete its planned activities. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.

Contractual Obligations

On November 19, 2021, the Sponsor loaned Breeze an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which Breeze has to consummate a business combination from November 25, 2021 to February 25, 2022. This unsecured promissory note, as amended for the maturity dates, is non-interest bearing and payable by further amendment on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025. On February 18, 2022, the Sponsor loaned Breeze an aggregate of $1,150,000 pursuant to an unsecured promissory note to extend the date by which Breeze has to consummate a business combination from February 25, 2022 to May 25, 2022. This unsecured promissory note, as amended for the maturity date, is non-interest bearing and payable on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025.

On February 1, 2022, Breeze signed a Promissory Note with Sponsor, with a Maturity Date of March 26, 2023, for a total of up to $1,500,000. On October 1, 2022, Breeze signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $4,000,000. On April 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of September 26, 2023 for a total of up to $5,000,000. On October 1, 2023, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $6,000,000. On March 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2024 for a total of up to $7,000,000. On July 1, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of December 26, 2024 for a total of up to $7,500,000. On December 26, 2024, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 for a total of up to $7,500,000. As of December 31, 2024, the amount outstanding under this Promissory Note was $5,997,804 for direct working capital, and $1,083,097 for monthly SPAC extension funds for the months of September 2022 through September 2024 for a total of $7,080,901 from Sponsor. On March 1, 2025, the Company signed an Amended Promissory Note with Sponsor, with a Maturity Date of June 26, 2025 and on June 27, 2025 the note was further amended to September 26, 2025 for a total of up to $8,000,000. As of June 30, 2025, the amount outstanding under this working capital loan was $6,691,039 for direct working capital, and $1,179,374 for monthly SPAC extension funds for the months of September 2022 through June 2025 for a total of $7,870,413 from Sponsor. The Promissory Note is non-interest bearing and payable as further amended on the earlier of (i) the consummation of an initial Business Combination, or (ii) September 26, 2025. Breeze additionally owes Sponsor $220,052 for expenses paid by Sponsor on behalf of the Company. The total amount owed Sponsor as of June 30, 2025 and December 31, 2024 is $10,390,465 and $9,583,457, respectively.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Breeze Financial, Inc. a monthly fee of $5,000 for office space, administrative and support services to the Company.

On November 23, 2020, the Company entered into a business combination marketing agreement with I-Bankers, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. Per the terms of the agreement, the Company will pay I-Bankers a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.75% of the gross proceeds of Initial Public Offering, or $3,162,500. As of June 30, 2025, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement.

On March 24, 2021, as supplemented on August 30, 2022, the Company signed a Legal Services Engagement Letter with Woolery & Co. (“Woolery”) for services in connection with completing a business combination or a similar transaction. Services include, but are not limited to, strategic legal advice on a business combination and associated corporate matters, introductions to financial institutions to facilitate business combination financing requirements, domestic and international transaction structuring, and preparation of any required Nasdaq listing application. As of June 30, 2025, there were no unbilled or accrued amounts for services that had been performed pursuant to this agreement. Pursuant to the engagement letter, Breeze paid a non-refundable retainer of $100,000, and upon the completion of a business combination or similar transaction, Breeze is obligated to pay Woolery a fee of $2.0 million, however, Sponsor has agreed to assume $1.2 million of the obligation, and any discretionary performance fee, if warranted, and mutually and reasonably agreed upon by Breeze and Woolery. At the closing of a business combination, Breeze will pay Woolery the balance of $800,000.

On February 29, 2024, Breeze signed a Public Relations Agreement, as amended, with Gateway Group, Inc. (“Gateway”), for public relations services for a business combination. As of June 30, 2025, Gateway has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $100,000 upon the successful completion of a business combination.

On October 17, 2024, Breeze signed a Proxy Solicitation Services Agreement with D.F. King & Co., Inc. (“D.F. King”), for proxy solicitation services associated with the business combination with YD Biopharma. As of June 30, 2025, D.F. King has not provided the Company with any services pursuant to this agreement. The agreement includes an obligation to pay a Service Fee of $25,000 and a discretionary fee, if warranted, at the sole discretion of Breeze, based upon the campaign and D.F. King’s performance.

On October 30, 2024, Breeze signed a Merger Proxy/Business Combination Rate Agreement with Edgar Agents LLC, for SEC document preparation, printing and filing for the merger with YD Biopharma. As of June 30, 2025, there were approximately $110,000 unbilled or pending amounts to be invoiced for services that had been performed through June 30, 2025, pursuant to this agreement. The agreement includes an obligation to pay a Transaction Success Fee of $50,000 upon successful completion and filing of the documents with the SEC.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, see Note 7 to Breeze’s audited financial statements) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the consolidated balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date thereafter in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the consolidated statements of operations in the period of change.

In determining the fair value of the Company’s Public Warrants and Private Placement Warrants our third-party valuation firm uses the most observable inputs available. At December 31, 2023, the fair value of the Company’s Private Placement Warrants was based on a Modified Black-Scholes model, and the Public Warrants utilized the trading price of the Company’s Public Warrants. At December 31, 2024, the fair value of both the Company’s Private Placement Warrants and Public Warrants utilized the Company’s trading price of the Public Warrants. As of June 30, 2025 and December 31, 2024, the Company determined that utilizing the Modified Black-Scholes model to value the Private Placement Warrants deviated too far from what would be expected if the Private Placement Warrants were publicly traded as the terms of the Public Warrants and Private Placement Warrants are similar. Some of the inputs used in the models include the dividend yield on the Company’s common stock, expected common stock price volatility, risk-free interest rate, expected business combination date and probability of completing the business combination. Several of these inputs are known and several use judgments. For instance, the probability of completing the business combination is derived by taking a sample of other special purpose acquisition companies and calculating the implied probability of completion for each company in the sample set. The average and 1st and 3rd quartiles of the implied probability of completion then formulates the basis for the probability utilized for the Company in the models. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation of its Public Warrants and Private Placement Warrants for valuation dates where the trading price of the Public Warrants was not used, and may have a material impact on the valuation of these warrants.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025, because of the identified material weakness in our internal control over financial reporting described below.

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

Under the supervision, and with the participation of, our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2025 as a result of the material weaknesses discussed below.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Seventh Amendment to Amended and Restated Certificate of Incorporation of Breeze Holdings Acquisition Corp., dated June 26, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 27, 2025))
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE HOLDINGS ACQUISITION CORP.

Date: August 19, 2025	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)